Form 10QSB
period 1999-09-30
FLINTROCK FINANCIAL SERVICES INC
filed 1999-11-15
CIK 1093677

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED September 30, 1999.

                                       OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION FROM __________ TO ____________.

                        COMMISSION FILE NUMBER 000-27229

                       FLINTROCK FINANCIAL SERVICES, INC.
              ---------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Nevada                                  88-0409163
-------------------------------             --------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

2980 S. Rainbow Boulevard, Suite 108
      Las Vegas, Nevada                           89146
---------------------------------------     ------------------
(Address of principal executive offices)        (Zip Code)

                                      N/A
                  --------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     At September 30, 1999, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                                     PART I

                             FINANCIAL INFORMATION

Item I.   Financial Statements

          [Insert Financial Statements from Disk -- Start with Table of
          Content.]

Item II.  Management's Discussion and Analysis or Plan of Operation

Results of Operation.

     The Company has not commenced business activities and has no assets or operations. The Company is dependent upon its officers to meet any de minimis costs which may occur.

     The Company has not entered into any negotiations to effectuate a business combination. None of the Company's officers and directors have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger or business combination.

     David W. Wiedeman, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

     In addition, since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity and consummate such a business combination.

                                    PART II

                               OTHER INFORMATION

Item 1 -- Legal Proceedings ..........................................  None

Item 2 -- Changes in the Rights of the Company's
          Security Holders ...........................................  None

Item 3 -- Default by the Company on its
          Senior Securities ..........................................  None

Item 4 - Submission of Matter to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . . . . . . . .  None

Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . .  None

Item 6 - Exhibits and Reports of Form 8-K  . . . . . . . . . . . . . .  None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 1999               FLINTROCK FINANCIAL SERVICES, INC.
                                       (Company)

                                       By: /s/ David W. Wiedeman
                                           ----------------------------
                                           David W. Wiedeman
                                           President

                                TABLE OF CONTENTS

                                                                   PAGE
BALANCE SHEET - ASSETS                                               1
BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY                 2
STATEMENT OF OPERATIONS                                              3
STATEMENT OF STOCKHOLDERS' EQUITY                                    4
STATEMENT OF CASH FLOWS                                              5
NOTES TO FINANCIAL STATEMENTS                                      6-10

                       FLINTROCK FINANCIAL SERVICES, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                  -------------


                                     ASSETS
                                     ------

                                               9 Mos Ending        Year Ended
                                               Sep. 30,1999        Dec.31,1998
                                               (Unaudited)         (Audited)
                                              --------------      ------------
        CURRENT ASSETS                        $            0      $          0
                                              --------------      ------------

           TOTAL CURRENT ASSETS               $            0      $          0
                                              --------------      ------------

        OTHER ASSETS                          $            0      $          0
                                              --------------      ------------

           TOTAL OTHER ASSETS                 $            0      $          0
                                              --------------      ------------

           TOTAL ASSETS                       $            0      $          0
                                              --------------      ------------


    The accompanying notes are an integral part of these financial statements

                       FLINTROCK FINANCIAL SERVICES, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                  -------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                        9 Mos Ending        Year Ended
                                                        Sep. 30,1999        Dec.31,1998
                                                        (Unaudited)         (Audited)
                                                       -------------      -------------
        CURRENT LIABILITIES

           Officers Advances (Note 6)                  $      17,496      $           0
                                                       -------------      -------------

        TOTAL CURRENT LIABILITIES                      $      17,496      $           0
                                                       -------------      -------------



        STOCKHOLDERS EQUITY (Note 1)

        Common stock, $.001 par value
        authorized 25,000,000 shares
        issued and outstanding at
        December 31, 1998 - 2,100,000 shares                              $       2,100
        September 30, 1999 - 2,100,000 shares          $       2,100

           Additional paid in Capital                              0                  0

           Deficit accumulated during
           Development stage                                 -19,596             -2,100
                                                       -------------      -------------
        TOTAL STOCKHOLDERS' EQUITY                     $     -17,496      $           0
                                                       -------------       ------------

        TOTAL LIABILITIES AND
        STOCKHOLDERS EQUITY                            $           0      $           0
                                                       -------------      -------------


    The accompanying notes are an integral part of these financial statements

                       FLINTROCK FINANCIAL SERVICES, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                  Nov.8, 1996
                         3 Mos Ended    3 Mos Ended   9 Mos Ended   9 Mos Ended   (Inception)
                          Sep. 30,       Sep. 30,      Sep. 30,      Sep. 30,     to Sep. 30,
                            1999           1998          1999          1998          1999
                            ----           ----          ----          ----          ----
REVENUE:               $           0  $           0  $         0   $          0  $         0
                       -------------  -------------  -----------   ------------  -----------

EXPENSES:
  General, Selling
  and Administrative   $      4,271   $           0  $     17,496  $           0 $    19,596
                       ------------   -------------  ------------  ------------- -----------

  Total Expenses       $      4,271   $           0  $     17,496  $           0 $    19,596
                       ------------   -------------  ------------   ------------  ----------

Net Profit/Loss (-)    $     -4,271   $           0  $    -17,496  $           0 $   -19,596
                       ------------   -------------  ------------   ------------  ----------

Net Profit/Loss(-)
per weighted
share (Note 2)         $      -.0020  $        NIL   $     -.0083  $         NIL $    -.0093
                       -------------   -----------   ------------   ------------  ----------


Weighted average
number of common
shares outstanding         2,100,000      2,100,000     2,100,000      2,100,000   2,100,000
                       -------------  -------------  ------------  ------------- -----------


    The accompanying notes are an integral part of these financial statements

                       FLINTROCK FINANCIAL SERVICES, INC.
                          (A Development Stage Company)


                   STATEMENT OF CHANGES IN STOCKHOLDER EQUITY


                                                             Additional       Accumu-
                                  Common          Stock        paid-in         lated
                                  Shares         Amount        Capital        Deficit
Balance,
December 31, 1996                     21,000 $       2,100  $          0  $      -2,100

Net loss year ended
December 31, 1997                                                                     0
                               ------------- -------------  ------------  -------------

Balance,
December 31, 1997                     21,000 $       2,100  $          0  $      -2,100

Net loss year ended
December 31, 1998                                                                     0
                               ------------- -------------  ------------  -------------

Balance,
December 31, 1998                     21,000 $       2,100  $          0  $      -2,100

February 19, 1999
Changed from no par
Value to $.001                                      -2,079        +2,079

February 19, 1999
Forward stock split
100:1                              2,079,000        +2,079        -2,079

Net loss January 1,
1999 to
September 30, 1999                                                              -17,496
                               ------------- -------------  ------------  -------------

Balance,
September 30, 1999                 2,100,000 $       2,100  $          0  $     -19,596
                               ------------- -------------  ------------  -------------


    The accompanying notes are an integral part of these financial statements

                       FLINTROCK FINANCIAL SERVICES, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Nov. 8, 1996
                         3 Mos Ended    3 Mos Ended   9 Mos Ended   9 Mos Ended   (Inception)
                          Sep. 30,       Sep. 30,      Sep. 30,       Sep 30,     to Sep. 30,
                            1999           1998          1999          1998          1999
                            ----           ----          ----          ----          ----
Cash Flow from
Operating Activities
Net Loss                $     -4,271  $           0  $    -17,496  $           0 $    -19,596

Adjustment to reconcile
net loss to net cash
provided by operating
activities                         0              0             0              0            0

Changes in Assets
and Liabilities
Increase in current
Liabilities
Officers Advances             +4,271              0       +17,496              0 $    +17,496
                        ------------  -------------  ------------  ------------- ------------

Net cash used in
operating Activities    $          0  $           0  $          0  $           0 $     -2,100

Cash Flows from
Investing Activities               0              0             0              0            0

Cash Flows from
Financing Activities
Issuance of Common
Stock                              0              0             0              0       +2,100
                        ------------  -------------  ------------  ------------- ------------

Net increase
(decrease)
in cash                 $          0  $           0  $          0  $           0 $          0

Cash, beginning
of period                          0              0             0              0            0
                        ------------  -------------  ------------  ------------- ------------

Cash, end of period     $          0  $           0  $          0  $           0 $          0
                        ------------  -------------  ------------  ------------- ------------


    The accompanying notes are an integral part of these financial statements

                       FLINTROCK FINANCIAL SERVICES, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 1999, and December 31, 1998


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

        The Company was organized November 8, 1996, under the laws of the State of Nevada as Flintrock Financial Services, Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting Method

               The Company records income and expenses on the accrual method.

        Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and equivalents

               The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 1999.

                       FLINTROCK FINANCIAL SERVICES, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    September 30, 1999, and December 31, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

        Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.


Loss Per Share

        Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of December 31, 1998, the Company had no dilative common stock equivalents such as stock options.


Year End

        The Company has selected December 31st as its year-end.

                       FLINTROCK FINANCIAL SERVICES, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    September 30, 1999, and December 31, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Year 2000 Disclosure

               The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities. Since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, there are no material Year 2000 concerns.


NOTE 3 - INCOME TAXES

        There is no provision for income taxes for the period ended July 31, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1998, is as follows:

              Net operation loss carry forward               $       2,450
              Valuation allowance                            $       2,450

              Net deferred tax asset                         $           0


        The federal net operating loss carry forward will expire in various amounts from 2016 to 2018.

        This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                       FLINTROCK FINANCIAL SERVICES, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    September 30, 1999, and December 31, 1998


NOTE 4 - STOCKHOLDERS' EQUITY

        Common Stock

        The authorized common stock of Flintrock Financial Services, Inc. consists of 25,000,000 shares with a par value of $0.001 per share.

        Preferred Stock

        Flintrock Financial Services, Inc. has no preferred stock.


        On November 15, 1996, the Company issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

        On February 19, 1999, the Company filed with the State of Nevada a Certificate of Amendment of Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001.

        Further, the Company forward split its common stock 100:1, thus increasing the number of outstanding common stock shares from 21,000 shares to 2,100,000.

NOTE 5 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.

                       FLINTROCK FINANCIAL SERVICES, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    September 30, 1999, and December 31, 1998


NOTE 6 - RELATED PARTY TRANSACTIONS

        The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 7 - WARRANTS AND OPTIONS

        There are no warrants or options outstanding to acquire any additional shares of common stock.