Form 10KSB
period 1999-12-31
FLINTROCK FINANCIAL SERVICES INC
filed 2000-02-16
CIK 1093677

SECURITIES  AND  EXCHANGE  COMMISSION
                     Washington,  DC  20549

                           FORM  10KSB

          ANNUAL  REPORT  UNDER  SECTION  13  OR  15(d)  OF
              THE  SECURITIES  EXCHANGE  ACT  OF  1934

             For  the  year  ended  December  31,  1999.


               FLINTROCK  FINANCIAL  SERVICES,  INC.
               -------------------------------
     (Exact  name  of  registrant  as  specified  in  its  charter)

      Nevada                            88-0409163
----------------------        -----------------------------------
(State  of  organization)       (I.R.S.  Employer  Identification  No.)


       1187  W.  16th  Avenue,  Vancouver,  B.C.,  Canada  V6H  1S8
       -----------------------------------------------------
           (Address  of  principal  executive  offices)

Registrant's  telephone  number,  including  area  code:  604-685-0824


Securities  registered  under  Section  12(g)  of  the  Exchange  Act:
Common  stock,  $0.001  par  value  per  share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge,  in  definitive  proxy  or  information  statements incorporated  by  reference  in  Part  III  of  this  Form  10-KSB  or  any
amendments  to  this  Form  10-KSB.                        [  X  ]

Issuer's  Revenue  during  the  year  ended  December  31,  1999:   $  0

Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price per share (the selling or
average  bid  and  asked  price)  as  of  December  31,  1999:   $  0

At December 31, 1999, Registrant had a total of 2,100,000 shares of Common Stock, par value $.001 issued and outstanding.

DOCUMENTS  INCORPORATED  BY  REFERENCE:

The Company's Form 10SB12G, filed on September 3, 1999; Form 10QSB, filed November 15, 1999; Form 8-K, filed February 15, 2000 and all attached exhibits are incorporated by reference.

                             PART  I

ITEM  1.   DESCRIPTION  OF  BUSINESS

The Company has not commenced business activities and has no assets or operations. The Company has not entered into any negotiations to effectuate a business combination. None of the Company's officers and directors have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger or business combination.

ITEM  2.   DESCRIPTION  OF  PROPERTY.

The Company neither owns nor leases any real property at this time.

ITEM  3.   LEGAL  PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No  such  matters  were  submitted  during  the  fourth  quarter  of  1999.

                             PART  II

ITEM  5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

The Company's common stock is quoted on the over-the-counter market in the United States under the symbol FTNF. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in an after-market for the Company's securities and management does not intend to initiate any such discussions until such time as the Company has consummated a merger or acquisition. There is no assurance that an active trading market will ever develop or, if such a market does develop, that it will continue.

After a merger or acquisition has been completed, one or more of the Company's officers and directors will most likely be the persons to contact prospective market makers. It is also possible that persons associated with the entity that merges with or is acquired by the Company will contact prospective market makers. The Company does not intend to use consultants to contact market makers.

                          Market  Price

The Registrant's Common Stock is quoted at the present time on the OTC BB at $5.00 bid, $6.00 asked, with little or no volume.

                             Holders

As  of  December  31,  1999,  there  were  25  holders  of  the  Company's
Common  Stock.

                         Dividends

The Registrant had not declared or paid any dividends at December 31, 1999; however, on January 20, 2000, registrant declared a dividend of 4 shares of common stock for each 1 share held by the shareholders of record as of 5:00 p.m., Pacific Time on January 19, 2000. The distribution date of the dividend was January 21, 2000.

          Recent  Sales  of  Unregistered  Securities.

None.

ITEM  6.   MANAGEMENT'S  PLAN  OF  OPERATION

                        Plan  of  Operation

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

                      Year  2000  Compliance

The   Company  is  aware  of  the  issues  associated  with   the
programming  code  in  existing  computer  systems  as  the  year  2000 approaches. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, it does not believe that there are any material year 2000 issues to disclose in this Form 10KSB.
                            Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determines is necessary to carry out the affairs of the Company. (See "Management").

ITEM  7.   FINANCIAL  STATEMENTS.

The  financial  statements  and  supplemental  data  required  by  this
Item 7 follow the index of financial statements appearing at Item 13 of this Form 10KSB.

ITEM  8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING  AND  FINANCIAL  DISCLOSURE.

The Registrant has not changed accountants since its formation, and Management has had no disagreements with the findings of its accountants.

                            PART  III

ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,  AND  CONTROL
          PERSONS

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

The Company's officers and directors devote their time to the business on an "as-needed" basis, which is expected to require 5-10 hours per month.

In January, 2000, the officers and directors of Registrant resigned and the following officers and directors were appointed to fill the vacant terms until the next annual election of officers and directors:

Name and Address               Age             Position(s)
----------------              ----             -----------

Jeff Stevenson                 40              President and Director
1187 West 16th Avenue
Vancouver, B.C.,
Canada V6H 1S8

Abdul Janmohamed               40              Secretary and Director
902-5051 Lougheed Highway
Burnaby, B.C.
Canada  V5B 4T5

Jamil Kassam                   31              Treasurer and Director
406-5262 Oakmount Crescent
Burnaby, B.C.
Canada V5H 4R7

The biographies of the officers and directors is included in the Company's Form 8-K, filed February 15, 2000, and is incorporated herein by reference.

ITEM  10.  EXECUTIVE  COMPENSATION

None of the Company's officers and/or directors receive any compensation for their respective services rendered to the
Company,  nor  have  they  received  such  compensation  in  the  past.
They   both  have  agreed  to  act  without  compensation   until
authorized by the Board of Directors, which is not expected to occur until the Registrant has generated revenues from operations after consummation of a merger or acquisition. As of the date of this annual report, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
          MANAGEMENT.

The following table sets forth each person known to the Company, as of December 31, 1999, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of   Name/Address             Shares            Percentage
Class      of Owner                 Beneficially      Ownership
                                    Owned
----------------------------------------------------------------
Common     David W. Wiedeman        550,000             26.1%
           11073 North 111th Way
           Scottsdale, AZ. 85259

Common     John Francis Russo       550,000             26.1%
           1744 Stillwater Glen
           Escondido, CA. 92026

Common     Cindy Lee Russo          350,000             16.6%
           1744 Stillwater Glen
           Escondido, CA. 92026

----------------------------------------------------------------
Common     All officers and       1,450,000             69%
           directors (3
           individuals)

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None.
                         5

ITEM  13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

Exhibit No.          Description
----------           -----------

23                   Consent of Auditors


DOCUMENTS  INCORPORATED  BY  REFERENCE:

The Company's Form 10SB12G, filed on September 3, 1999; Form 10QSB, filed November 15, 1999; Form 8-K, filed February 15, 2000 and all attached exhibits are incorporated by reference.


PART F/S - FINANCIAL  STATEMENTS

The financial statements of Registrant for the years ended December 31, 1999, December 31, 1998 and December 31, 1997, immediately follow:



             Flintrock  Financial  Services,  Inc.

                (A  Development  Stage  Company)

                   FINANCIAL  STATEMENTS

                    December  31,  1999
                    December  31,  1998
                    December  31,  1997

                    TABLE  OF  CONTENTS
                    -------------------

                                                      PAGE #

INDEPENDENT AUDITORS REPORT                              1

      ASSETS                                             2

      LIABILITIES AND STOCKHOLDERS' EQUITY               3

      STATEMENT OF OPERATIONS                            4

      STATEMENT OF STOCKHOLDERS' EQUITY                  5

      STATEMENT OF CASH FLOWS                            6

      NOTES TO FINANCIAL STATEMENTS                      7-11

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

Board of Directors                              February 14, 2000
Flintrock Financial Services, Inc.
Vancouver, BC, Canada


     I have audited the accompanying Balance Sheets of Flintrock Financial Services, Inc., (A Development Stage Company), as of December 31, 1999, December 31, 1998, and December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the three years ended December 31, 1999, December 31, 1998, and December 31, 1997, and the period November 8, 1996 (inception), to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flintrock Financial Services, Inc., (A Development Stage Company), as of December 31, 1999, December 31, 1998, and December 31, 1997, and the results of its operations and cash flows for the three years ended December 31, 1999, December 31, 1998, and December 31, 1997, and the period November 8, 1996 (inception), to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV  89123
(702) 361-8414

                             Flintrock Financial Services, Inc.
                               (A Development Stage Company)

                                      BALANCE SHEET
                                      -------------


                                          ASSETS



                                      December       December        December
                                      31, 1999       31, 1998        31, 1997
                                      --------       --------        --------


CURRENT ASSETS                       $       0      $       0       $       0
                                     ---------      ---------       ---------
  TOTAL CURRENT ASSETS               $       0      $       0       $       0


OTHER ASSETS                         $       0      $       0       $       0
                                     ---------      ---------       ---------
  TOTAL OTHER ASSETS                 $       0      $       0       $       0
                                     ---------      ---------       ---------

TOTAL ASSETS                         $       0      $       0       $       0
                                     =========      =========       =========





    The accompanying notes are an integral part of these financial statements

                             Flintrock Financial Services, Inc.
                               (A Development Stage Company)


                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

                                      December       December        December
                                      31, 1999       31, 1998        31, 1997
                                      --------       --------        --------

CURRENT LIABILITIES

OFFICERS ADVANCES (NOTE #5)          $  17,846      $     350       $       0
                                     ---------      ---------       ---------
  TOTAL CURRENT LIABILITIES          $ 17,846       $     350       $       0

STOCKHOLDERS' EQUITY (Note #4)

  Common stock
  No Par value
  Authorized 25,000 shares
  Issued and outstanding at:

  December 31, 1997 -
  21,000 shares                                                     $   2,100

  December 31, 1998 -
  21,000 shares                                      $  2,100

  Common Stock
  $.001 par value
  Authorized 25,000,000 shares
  Issued and outstanding at:

  December 31, 1999 -
  2,100,000 shares                   $  2,100

  Additional Paid In Capital                0               0               0

  DEFICIT ACCUMULATED DURING
  THE DEVELOPMENT STAGE               -19,946          -2,450          -2,100
                                     --------       ---------        --------
TOTAL STOCKHOLDERS' EQUITY          $ -17,846       $    -350       $       0
                                    ---------       ---------       ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                $       0       $       0       $       0
                                    =========       =========       =========

    The accompanying notes are an integral part of these financial statements

                       Flintrock Financial Services, Inc.
                          (A Development Stage Company)

                            STATEMENT OF OPERATIONS
                            ------------------------
                           Year         Year           Year       Nov. 8, 1996
                           Ended        Ended          Ended       (Inception)
                          Dec. 31,     Dec. 31,       Dec. 31,     to Dec. 31,
                           1999          1998            1997          1999
                        ----------    ----------     ---------    ------------

INCOME

Revenue                  $       0    $       0       $      0     $        0
                         ---------    ---------       ---------    ----------

EXPENSES

General, Selling and
Administrative           $  17,496    $     350        $      0    $   19,946
                         ---------    ---------        --------    ----------

  TOTAL EXPENSE          $  17,496    $     350        $      0    $   19,946
                         ---------    ---------        --------    ----------

NET PROFIT/LOSS (-)      $ -17,496    $    -350        $      0    $  -19.946
                         ---------    ---------        --------    ----------

Net Profit/Loss (-)
Per weighted share
(Note #2)                $  -.0833    $  -.0002        $     NIL   $   -.0950
                         ---------    ---------        ---------   ----------

Weighted average
Number of common
Shares outstanding       2,100,000    2,100,000         2,100,000   2,100,000
                         ---------    ---------         ---------   ---------




    The accompanying notes are an integral part of these financial statements

                       Flintrock Financial Services, Inc.
                          (A Development Stage Company)

                   STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
                   -----------------------------------------


                                                        Additional      Accumu-
                                 Common Stock            paid-in        lated
                               Shares       Amount       Capital        Deficit
                               -------------------      ----------     --------
Balance,
December 31, 1996              21,000     $  2,100       $     0      $ -2,100

Net loss year ended
December 31, 1997                                                            0
                               ------     --------       -------      --------

Balance,
December 31, 1997              21,000     $  2,100       $     0      $ -2,100

Net loss year ended
December 31, 1998                                                         -350
                              -------     --------       -------      --------

Balance,
December 31, 1998              21,000     $  2,100       $     0      $ -2,450

February 19, 1999
Changed from no par
Value to $.001                              -2,079        +2,079

February 19, 1999
Forward stock split
100:1                       2,079,000       +2,079        -2,079

Net loss Year Ended
December 31, 1999                                                      -17,496
                            ---------      -------       -------      --------

Balance,
December 31, 1999           2,100,000     $  2,100       $     0      $-19,946
                            =========     ========       =======      ========

    The accompanying notes are an integral part of these financial statements

                       Flintrock Financial Services, Inc.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                             -----------------------


                                Year          Year       Year       Nov. 8,1996
                                Ended         Ended      Ended      (Inception)
                               Dec. 31,      Dec. 31,   Dec. 31,    to Dec. 31,
                                1999          1998       1997           1999
                              ---------     ---------   --------    -----------
Cash Flows from
Operating Activities

  Net Loss                    $ -17,496     $    -350    $     0     $  -19,946

  Adjustment to
  Reconcile net loss
  To net cash provided
  by operating
  Activities

Changes in assets and
Liabilities

  Officers Advances             +17,496          +350          0        +17,846
                              ---------     ---------    -------       --------
Net cash used in
Operating activities          $       0     $       0    $     0       $ -2,100

Cash Flows from
Investing Activities                  0             0          0              0

Cash Flows from
Financing Activities

  Issuance of Common
  Stock for Cash                      0              0         0         +2,100
                              ---------     ----------    ------       --------

Net Increase (decrease)       $       0     $        0   $     0       $      0

Cash,
Beginning of period                   0              0         0              0
                              ---------     ----------   -------       --------

Cash, End of Period           $       0     $        0    $    0       $      0
                              =========     ==========    ======       ========

   The accompanying notes are an integral part of these financial statements

                       Flintrock Financial Services, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

           December 31, 1999, December 31, 1998, and December 31, 1997

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

     Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999.

                       Flintrock Financial Services, Inc.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

           December 31, 1999, December 31, 1998, and December 31, 1997


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

           December 31, 1999, December 31, 1998, and December 31, 1997


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

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended December 31, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999, is as follows:

Net operation loss carry forward     $      19,946
Valuation allowance                  $      19,946

Net deferred tax asset               $           0

The federal net operating loss carry forward will expire in various amounts from 2016 to 2019.

This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                       Flintrock Financial Services, Inc.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

           December 31, 1999, December 31, 1998, and December 31, 1997


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

On February 19, 1999, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001.

On February 19, 1999, the Company forward split its common stock 100:1, thus increasing the number of outstanding common stock shares from 21,000 shares to 2,100,000.

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

           December 31, 1999, December 31, 1998, and December 31, 1997


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


NOTE 7 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

PART III - INDEX TO EXHIBITS

Exhibit No.           Description
----------            -----------

    23                Consent of Auditors




                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLINTROCK FINANCIAL SERVICES, INC.

By:______________________________     Dated:_____________________________
   Jeff Stevenson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

_________________________________     Dated:_____________________________
Jeff Stevenson, President and
Chief Executive Officer


_________________________________     Dated:_____________________________
Jamil Kassam, Treasurer and
Chief Financial Officer