Form 10QSB
period 2000-03-31
AUTEO MEDIA INC
filed 2000-05-11
CIK 1093677

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER: 0-27229

                                AUTEO MEDIA, INC. fka
                       FLINTROCK FINANCIAL SERVICES, INC.
                       ----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




       NEVADA                                    88-0409163
----------------------              -----------------------------------
(STATE OF ORGANIZATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)


                          22125 17th Avenue S.E., Suite 105
                               Bothell, WA 98021
                 ----------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (425) 415-1694
              --------------------------------------------------
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X

THERE ARE 12,600,000 SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 2000.

                       TABLE  OF  CONTENTS
                       -------------------

PART  I     FINANCIAL  INFORMATION

ITEM  1     FINANCIAL  STATEMENTS

ITEM  2     MANAGEMENT'S  DISCUSSION  OF  OPERATIONS  AND  FINANCIAL
            CONDITION

PART  II    OTHER  INFORMATION

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORMS  8-K

ITEM  7     SIGNATURES

PART  I      FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED MARCH 31, 2000, PREPARED BY MANAGEMENT, AND EXPRESSED IN U.S. DOLLARS, ARE AS FOLLOWS:



                                AUTEO MEDIA, INC.

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                AUTEO MEDIA, INC.

              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGES

Consolidated Balance Sheets at March 31, 2000 (unaudited)
        and December 31, 1999                                                 1

Consolidated Statements of Operations for the three months ended
        March 31, 2000 and 1999 (unaudited)                                   2

Consolidated Statements of Cash Flows for the three months ended
        March 31, 2000 and 1999 (unaudited)                                   3

Notes to Consolidated Financial Statements                                  4-5


                                Auteo Media, Inc.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                          March 31,
                                                                            2000       December 31,
                                                                         (unaudited)       1999
                                                                         -----------       ----
CURRENT ASSETS
     Cash                                                                 $  56,081    $  11,008
     Accounts receivable - net                                               78,489       48,596
     Inventories                                                              9,000        9,000
     Prepaid expenses                                                         8,115          500
                                                                              -----          ---

               Total current assets                                         151,685       69,104

EQUIPMENT AND FURNITURE - net                                                77,419       58,072

OTHER ASSETS - net                                                           46,183       43,836
                                                                             ------       ------

                                                                          $ 275,287    $ 171,012
                                                                          =========    =========

                                   LIABILITIES
CURRENT LIABILITIES
     Accounts payable                                                     $  40,197    $  45,693
     Accrued liabilities                                                     36,063       12,430
     Shareholder note payable                                                  --         84,134
                                                                             ------       ------

               Total current liabilities                                     76,260      142,257

MINORITY INTEREST                                                             8,155         --

COMMITMENTS AND CONTINGENCIES                                                  --           --

STOCKHOLDERS' EQUITY
     Common stock authorized, 25,000,000 shares $.001 par value              12,600       10,500
     Additional contributed (distributed) capital                          (724,976)      38,201
     Stock subscriptions, 158,333 shares to be issued at March 31, 2000     950,000         --
     Accumulated deficit                                                    (46,752)     (19,946)
                                                                            -------      -------
         Total stockholders' equity                                         190,872       28,755
                                                                            -------       ------

                                                                          $ 275,287    $ 171,012
                                                                          =========    =========


     The accompanying notes are an integral part of these statements



                                Auteo Media, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                Three months ended
                                                                     March 31,
                                                             ----------------------
                                                               2000          1999
                                                             --------     ---------

Net revenues                                                $ 211,860    $ 131,787
Cost of revenues                                               16,294       12,220
                                                               ------       ------

          Gross profit                                        195,566      119,567

Operating expenses
  Selling, general and administrative                         211,800       84,396
  Depreciation and amortization                                11,676        9,936
                                                               ------        -----
                                                              223,476       94,332
                                                              -------       ------

          Operating (loss) earnings                           (27,910)      25,235

Other income (expense)
    Interest expense                                             (965)      (1,523)
    Other                                                       2,069           --
                                                                -----       ------
                                                                1,104       (1,523)
                                                                -----       ------

          NET (LOSS) EARNINGS                               $ (26,806)   $  23,712
                                                            =========    =========

          Net (loss) earnings per share                     $  (0.002)   $   0.002
                                                            =========    =========
          Net (loss) earnings per share assuming dilution   $  (0.002)   $   0.002
                                                            =========    =========


The accompanying notes are an integral part of these statements.



                                Auteo Media, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          Three months ended
 Increase (Decrease) in Cash                                                   March 31,
                                                                       ---------------------
                                                                         2000         1999
                                                                       --------   ----------
Cash flows from operating activities:
    Net (loss) earnings                                              $ (26,806)   $  23,712
    Adjustments to reconcile net (loss) earnings to net
         cash provided by (used in) operating activities
         Depreciation and amortization                                  11,676        9,936
         Gain on sale of equipment                                      (1,419)          --
         Changes in assets and liabilities
           Accounts receivable                                         (29,893)     (19,945)
           Prepaid expenses                                             (8,115)          --
           Other assets                                                 (8,505)          --
           Accounts payable                                             (5,496)      21,409
           Accrued liabilities                                          23,633       (7,513)
                                                                        ------       ------

               Net cash (used in) provided by operating activities     (44,925)      27,599
                                                                       -------       ------

Cash flows from investing activities:
    Purchase of equipment                                              (26,963)      (9,941)
    Proceeds from sale of equipment                                      4,017           --
                                                                         -----       ------

               Net cash used in investing activities                   (22,946)      (9,941)
                                                                       -------       ------

Cash flows from financing activities:
    Payments on shareholder note payable                                (2,056)      (3,008)
    Proceeds from common stock subscribed                              950,000           --
    Distributions to shareholder                                      (835,000)     (24,718)
                                                                      --------      -------

               Net cash provided by (used in) financing activities     112,944      (27,726)
                                                                       -------      -------

Net increase (decrease) in cash                                         45,073      (10,068)
                                                                        ------      -------

Cash at beginning of period                                             11,008       30,854
                                                                        ------       ------

Cash at end of period                                                $  56,081    $  20,786
                                                                     =========    =========

Non cash investing and financing activities:
    Minority interest owned by TYSA shareholders                     $   8,155
                                                                     =========
    Issuance of common stock for TYSA common stock                   $   2,100
                                                                     =========
    Distribution of common stock to TYSA shareholder                 $  (2,100)
                                                                     =========
    Additional contributed capital through forgiveness of
         shareholder note payable                                    $  82,078
                                                                     =========



The accompanying notes are an integral part of these statements.


                                Auteo Media, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  FINANCIAL STATEMENTS

The unaudited financial statements of Auteo Media, Inc. fka Flintrock Financial Services, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company, for its fiscal year ended December 31, 1999.

NOTE 2.  STOCK DIVIDEND

On January 20, 2000, the Company declared a dividend of 4 shares of common stock for each 1 share held by the shareholders of record as January 19, 2000. Shares totaling 8,400,000 were distributed to the shareholders on January 21, 2000. The par value of the common stock remained the same. All per share earnings and references to common stock have been retroactively restated to reflect the increase in common shares outstanding.

NOTE 3.  NET (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing the Company's basic (loss) earnings per share were 11,192,308 and 10,500,000 for the three months ended March 31, 2000 and 1999, respectively. The Company did not have any dilutive common stock equivalents as of March 31, 2000 and 1999, respectively.

NOTE 4.  ACQUISTION

On February 29, 2000, the Company entered into an agreement with TYSA Corporation (TYSA) whereby the Company purchased 82.5% of the outstanding common stock of TYSA for cash consideration of $835,000 and 2,100,000 shares of the Company's common stock. In conjunction with the acquisition, the majority shareholders of TYSA were appointed to the Board of Directors and assumed control of the operations of the resulting company, Auteo Media, Inc. This transaction resulted in TYSA being the accounting acquirer in the transaction. The acquisition has been accounted for as a reverse acquisition whereby the historical financial statements of TYSA become those of Auteo Media, Inc.

NOTE 5.  STOCK SUBSCRIPTIONS

As of March 31, 2000, the Company has raised $950,000 through an offering of its common stock at $6.00 per Unit or 158,333 shares. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock for $8 per share for a period of one year. A majority of the monies received were used to purchase the common stock of TYSA. The offering is still in process; therefore, the Company has not issued the shares as of March 31, 2000. The Company has recorded stock subscriptions totaling $950,000 as of March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION


ACQUISITION

On February 29, 2000, the Company purchased an 82.5% interest in Tysa Corporation ("Tysa") of Seattle, Washington for cash consideration of $835,000 and the issuance of 2,100,000 shares of the Company. In conjunction with the acquisition, the majority shareholders of Tysa were appointed to the Board of Directors and assumed control of the operations of the Company. Accordingly, the transaction has been accounted for as a reverse acquisition whereby the historical financial statements of Tysa become those of Auteo Media, Inc.

OPERATIONS

Auteo Media, Inc. provides internet services and point-of-purchase window labels to new and used car dealerships in Washington and California, USA. The company also owns and operates multiple Internet sites, in particular, www.autoloco.com and www.bidthatcar.com.


Sales for the period ended March 31, 2000 increased by $80,073 to$211, 860, representing a 60.7% increase over the same period in 1999. This growth can be attributed to market penetration in Washington, new operations in California and adoption of the Company's digital photo services by its customers. Gross profit increased from $119,567 in 1999 to $195,566 in 2000. Selling, general and administrative expenses increased from $84,396 to 211,800 due to costs associated with the acquisition of Tysa Corporation, our new corporate office, the addition of new routes and additional labor costs to handle the increased demand for the Company's products and services in existing and new areas. As a result, net earnings for the period decreased from $23,712 to a loss of $26,806 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2000, operations generated negative cash flow of $44,925 versus cash provided of $27,599 in 1999. This occurred due to the net loss for the period and increases in other current assets, primarily accounts receivable. The Company commenced a private placement unit financing at $6.00 per unit during the quarter, receiving $950,000 in subscriptions there from. Subsequent to March 31, 2000, the Company received additional subscriptions of $200,000, together with a commitment for a further and final subscription of $200,000 for a total financing of $1,350,000.

Of these proceeds, $835,000 was distributed to shareholders as part of the acquisition of Tysa Corporation and $26,963 was invested in equipment. Cash on hand increased by $45,073 during the quarter to a balance of $56,081 at March 31, 2000.

RESEARCH AND DEVELOPMENT

The Company completed work on its automotive auction site, www.bidthatcar.com. The site will allow customers to bid on a new or used vehicle or solicit bids from subscribing dealerships. The Company is working toward expansion of its regional website presence into automotive websites offering new and used car buying services an a national basis. The Company is also exploring the placement of automotive content and customer emails onto the new Internet ready, cellular phone platform.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) All required exhibits, including the Company's Articles of Incorporation and Bylaws are attached to the Company's Form 10-KSB, filed on February 16th, 2000. All previously filed exhibits are incorporated herein by reference.

b) Reports on Form 8-K: Items reported from Form 8-K during the quarter ended March 31, 2000 are as follows;

               March  16,  2000,  Reported  Item 5:  Other  Events,  and Item 7:
               Financial   Statements,   Pro-Forma  Financial   Information  and
               Exhibits

               February 16, 2000, Reported Item 5: Other Events

               February 29, 2000, Reported Item 5: Other Events

ITEM 7. SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated this 11th day of May, 2000.

                                AUTEO MEDIA, INC.

                                By: /s/ STEVE VAN LEEUWEN
                                -------------------------
                                Steve Van Leeuwen, President