Form 10QSB
period 2000-06-30
AUTEO MEDIA INC
filed 2000-08-11
CIK 1093677

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

THERE ARE 12,600,000 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30, 2000.

                               TABLE OF CONTENTS
                               -----------------

                                                                            Page
                                                                            ----

PART I     FINANCIAL INFORMATION

  Item 1   Financial Statements

            Consolidated Condensed Balance Sheets at June 30, 2000
            (unaudited) and December 31, 1999                                1

            Consolidated Condensed Statements of Operations for the
            three and six months ended June 30, 2000 and 1999
            (unaudited)                                                      2

            Consolidated Condensed Statements of Cash Flows for the
            three and six months ended June 30, 2000 and 1999
            (unaudited)                                                      3

            Notes to Consolidated Condensed Financial Statements             4

  Item 2    Management's Discussion of Operations and
            Financial Condition                                              6

PART II    OTHER INFORMATION

  Item 6   Exhibits                                                          7

SIGNATURES                                                                   9

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           The unaudited financial statements for the quarter ended June 30, 2000, prepared by management, and expressed in U.S. Dollars, are as follows:


                                Auteo Media, Inc.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                       June 30,
                                                                         2000              December 31,
                                                                      (unaudited)              1999
                                                                      -----------          ------------

CURRENT ASSETS
     Cash                                                               $ 113,572              $ 11,008
     Accounts receivable - net                                             83,447                48,596
     Inventories                                                            1,500                 9,000
     Prepaid expenses                                                           -                   500
                                                                        ---------              --------

               Total current assets                                       198,519                69,104

EQUIPMENT AND FURNITURE - net                                             105,089                58,072

OTHER ASSETS - net                                                         39,526                43,836
                                                                        ---------              --------
                                                                        $ 343,134              $171,012
                                                                        =========              ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                   $  49,074              $ 45,693
     Accrued liabilities                                                   37,370                12,430
     Shareholder note payable                                                   -                84,134
                                                                        ---------              --------

               Total current liabilities                                   86,444               142,257

COMMITMENTS AND CONTINGENCIES                                                   -                     -

STOCKHOLDERS' EQUITY
     Common stock authorized, 25,000,000 shares $.001 par value            12,600                10,500
     Additional contributed (distributed) capital                        (716,821)               38,201
     Stock subscriptions                                                1,150,000                     -
     Accumulated deficit                                                 (189,089)              (19,946)
                                                                        ---------              --------
         Total stockholders' equity                                       256,690                28,755
                                                                        ---------              --------

                                                                        $ 343,134              $171,012
                                                                        =========              ========
     The accompanying notes are an integral part of these statements.




                                Auteo Media, Inc.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 Three months ended                   Six months ended
                                                                      June 30,                            June 30,
                                                               --------------------------         ------------------------
                                                                 2000             1999              2000           1999
                                                               ---------        ---------         ---------      ---------


Net revenues                                                   $ 224,855        $ 155,228         $ 436,715      $ 287,015
Cost of revenues                                                  36,438            4,435            52,732         16,655
                                                               ---------        ---------         ---------      ---------

          Gross profit                                           188,417          150,793           383,983        270,360

Operating expenses
  Selling, general and administrative                            305,100           68,402           516,900        152,798
  Depreciation and amortization                                   25,940           10,090            37,616         20,026
                                                               ---------        ---------         ---------      ---------
                                                                 331,040           78,492           554,516        172,824
                                                               ---------        ---------         ---------      ---------

          Operating (loss) earnings                             (142,623)          72,301          (170,533)        97,536

Other income (expense)
    Interest expense                                                   -           (1,842)             (965)        (3,365)
    Other                                                            286                -             2,355              -
                                                               ---------        ---------         ---------      ---------
                                                                     286           (1,842)            1,390         (3,365)
                                                               ---------        ---------         ---------      ---------

          NET (LOSS) EARNINGS                                  $(142,337)       $  70,459         $(169,143)      $ 94,171
                                                               =========        =========         =========       ========

          Net (loss) earnings per share                        $  (0.011)         $ 0.007         $  (0.014)      $  0.009
                                                               =========        =========         =========       ========
          Net (loss) earnings per share assuming dilution      $  (0.011)         $ 0.007         $  (0.014)      $  0.009
                                                               =========        =========         =========       ========


The accompanying notes are an integral part of these statements.




                                Auteo Media, Inc.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Six months ended
 Increase (Decrease) in Cash                                                            June 30,
                                                                             ------------------------------
                                                                                2000                 1999
                                                                             ----------            --------

Cash flows from operating activities:
     Net (loss) earnings                                                     $ (169,143)           $ 94,171
     Adjustments to reconcile net (loss) earnings to net
          cash provided by (used in) operating activities
            Depreciation and amortization                                        37,616              20,026
            Gain on sale of equipment                                            (1,419)                  -
            Changes in assets and liabilities
              Accounts receivable                                               (34,851)            (21,699)
              Inventories                                                         7,500                   -
              Prepaid expenses and other assets                                  (8,505)                  -
              Accounts payable                                                    3,381               8,735
              Accrued liabilities                                                24,940             (15,314)
                                                                             ----------            --------

                Net cash (used in) provided by operating activities            (140,481)             85,919
                                                                             ----------            --------

Cash flows from investing activities:
     Purchase of equipment                                                      (73,916)            (15,950)
     Proceeds from sale of equipment                                              4,017                   -
                                                                             ----------            --------

                Net cash used in investing activities                           (69,899)            (15,950)
                                                                             ----------            --------

 Cash flows from financing activities:
     Payments on shareholder note payable                                        (2,056)             (5,697)
     Proceeds from common stock subscribed                                    1,150,000                   -
     Distributions to shareholder                                              (835,000)            (56,273)
                                                                             ----------            --------

                Net cash provided by (used in) financing activities             312,944             (61,970)
                                                                             ----------            --------

 Net increase in cash                                                           102,564               7,999
                                                                             ----------            --------

 Cash at beginning of period                                                     11,008              30,854
                                                                             ----------            --------

 Cash at end of period                                                       $  113,572            $ 38,853
                                                                             ==========            ========

 Non cash investing and financing activities:
     Issuance of common stock for TYSA common stock                          $    2,100
                                                                             ==========
     Distribution of common stock to TYSA shareholder                        $   (2,100)
                                                                             ==========
     Additional contributed capital through forgiveness of
          shareholder note payable                                           $   82,078
                                                                             ==========

The accompanying notes are an integral part of these statements.


                               AUTEO MEDIA, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1.  FINANCIAL STATEMENTS

The unaudited consolidated condensed financial statements of Auteo Media, Inc. fka Flintrock Financial Services, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000. The accompanying unaudited consolidated condensed financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company, for its fiscal year ended December 31, 1999 and with the form 8K dated May 9th, 2000 that includes the audited financial statements.


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


NOTE 3.  NET (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing the Company's basic (loss) earnings per share were 12,600,000 and 10,500,000 for the three months ended June 30, 2000 and 1999, respectively, and 11,896,154 and 10,500,000 for the six months ended June 30, 2000 and 1999, respectively. The Company did not have any dilutive common stock equivalents as of June 30, 2000 and 1999, respectively.


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

NOTE 5.  ABSTRACT MERGER

On April 21, 2000, the Company entered into a revised Letter of Intent (original agreement dated April 3, 2000) with Abstract Enterprises Corp. (AEC) whereby AEC would merge with the Company based on a share exchange between the AEC Shareholders and the Company. The agreement calls for the AEC Shareholders to exchange four common shares of AEC for every one share of Auteo Media's common shares. A condition of the agreement calls for the completion of financing by the Company of not less than $3 million on or before September 30, 2000 and is subject to due diligence.


NOTE 6.  STOCK SUBSCRIPTIONS

As of June 30, 2000, the Company has raised $1,150,000 through an offering of its common stock. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock for $8 per share for a period of one year. A majority of the monies received were used to purchase the common stock of TYSA. The offering is still in process; therefore, the Company has not issued the shares as of June 30, 2000. The Company has recorded stock subscriptions totaling $1,150,000 as of June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

ACQUISITION AND MERGER


On April 3, 2000, Auteo Media, Inc. signed a Letter of Intent with Abstract Enterprises, Corp. (AEC) and a second Arrangement Agreement dated April 21, 2000. These Agreements call for a share exchange agreement whereby Auteo Media, Inc. merges with AEC, resulting in Auteo Media's operating subsidiary, TYSA Corporation (TYSA), being wholly owned by Auteo Media, Inc. AEC's assets consist primarily of its ownership interest of five percent in TYSA and its option to purchase an additional twelve percent. Completion of this share exchange agreement is contingent upon an acceptable due diligence review of AEC and the successful completion of Auteo Media's ongoing three million dollar common stock offering.


RESULTS OF OPERATIONS


Auteo Media, Inc. (the Company) provides internet services and point-of-purchase window labels to new and used car dealerships in Washington and California, USA. The Company also owns and has in development multiple Internet sites, in particular, www.autoloco.com, www.pocketauto.com and www.bidthatcar.com.


REVENUES


Revenues increased to $436,715 from $287,015 for the six months ended June 30, 2000 and 1999, respectively, and increased to $224,855 from $155,228 for the three months ended June 30, 2000 and 1999, respectively. This represents an increase of $149,700 or 52% for the six months ended and $69,627 or 45% for the three months ended. This growth can be attributed to market penetration in Washington, new operations in California and adoption of the Company's digital photo services by its customers.


GROSS PROFIT


Gross profit increased to $383,983 from $270,360 for the six months ended June 30, 2000 and 1999, respectively, and increased to $188,417 from $150,793 for the three months ended June 30, 2000 and 1999, respectively. This represents an increase of $113,623 or 42% for the six months ended and $37,624 or 25% for the three months ended. This increase is attributed to the increase in sales.


SELLING, GENERAL AND ADMINISTRATIVE


Selling, general and administrative expenses increased to $516,900 from $152,798 for the six months ended June 30, 2000 and 1999, respectively, and increased to $305,100 from $68,402 for the three months ended June 30, 2000 and 1999, respectively. This represents an increase of $364,102 or 238% for the six months ended and $236,698 or 346% for the three months ended. This increase can be attributed to increased costs associated with the acquisition of TYSA, entering into an new lease agreement for corporate office space, increased accounting, legal and other consulting fees, and additional labor costs to handle the increased demand for the Company's products and services in existing and new areas.


DEPRECIATION AND AMORTIZATION


Depreciation and amortization expenses increased to $37,616 from $20,026 for the six months ended June 30, 2000 and 1999, respectively, and increased to $25,940 from $10,090 for the three months ended June 30, 2000 and 1999, respectively. This represents an increase of $17,590 or 88% for the six months ended and $15,850 or 157% for the three months ended. This increase can be attributed to the addition of equipment to support the Company's growth and accelerated depreciation taken on certain equipment during the six months ended June 30, 2000.

NET EARNINGS


Net earnings decreased from $94,171 for the six months ended June 30, 1999 to a net loss of $169,143 for the six months ended June 30, 2000. Net earnings also decreased from $70,459 for the three months ended June 30, 1999 to a net loss of $142,337 for the three months ended June 30, 2000. The decrease in earnings is the result of the Company concentrating on expanding its business and improving services.


RESEARCH AND DEVELOPMENT


The Company completed work on its new web site www.auteo.com and its branding strategy. It greatly furthered its development of placing automotive content and customer emails onto the new Internet ready, cellular phone platform. The Company is working toward expansion of its regional website presence into automotive websites offering new and used car buying services on a national basis.


LIQUIDITY AND CAPITAL RESOURCES


During the six months ended June 30, 2000, the Company generated negative cash flow from operations of $140,481 compared to positive cash generated from operations of $85,919 for the six months ended June 30, 1999. The net cash used in operating activities was primarily attributed to increased costs related to the expanding of the business as noted in the results of operations. Net cash used in investing activities for the six months ended June 30, increased from $15,950 in 1999 to $69,899 in 2000. The increase is attributed to the Company purchasing additional equipment to support its growth. Net cash provided by financing activities increased to $312,944 for the six months ended June 30, 2000 compared to net cash used of $61,970 for the six months ended June 30, 1999. The Company commenced a private placement of its common stock for $6.00 per unit during the first quarter of 2000, which resulted in receipt of $950,000 for stock subscriptions. Subsequent to March 31, 2000, the Company received additional subscriptions of $200,000, together with a commitment for a further and final subscription of $200,000 for a total financing of $1,350,000. Current market conditions have made additional subscriptions difficult, resulting in under capitalization of the Company. Without such financing current and expanded operations of the Company are at increased risk. The Company expects to support ongoing operations with cash received from increased sales and from additional financing.


ACCOUNTING


On May 8, 2000, Auteo Media, Inc. dismissed its previous auditor, Barry Freedman PC due to increased revenue growth and expanded operations of the Company. The Company elected to utilize a National accounting firm to perform its audit. On May 8, 2000, the Company engaged Grant Thornton LLP to be is independent certified public accountants.


LEASE AND LEASEHOLD IMPROVEMENTS


On April 15, 2000, Auteo Media, Inc. entered into a Lease Agreement with Teachers Insurance & Annuity Association of America, Inc. Terms of the Lease are for a period of five years at a monthly rate of $6,508 for years one and two, increasing approximately 10% thereafter. The premises are for 5,446 square feet of which approximately 500 is warehouse space. The space is required to house development, administrative and marketing personnel.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


a) All required exhibits, including the Company's Articles of Incorporation and Bylaws are attached to the

   Company's Form 10-KSB, filed on August 15th, 2000. All previously filed exhi-bits are incorporated herein by reference.


b) Reports on Form 8-K: Items reported from Form 8-K during the quarter ended July 31, 2000 are as follows;

   May 9, 2000, Reported Item 4: Changes in Registrant's Certifying Accountants


   May 9, 2000, Reported Item 7: Financial Statements and Exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 11th day of August, 2000.


                           AUTEO MEDIA, INC.


                           By: /s/ STEVE VAN LEEUWEN
                               ---------------------
                                   Steve Van Leeuwen
                                   President

Dated:  August xx, 2000

                                    EXHIBITS


Exhibit
Number          Description
-------         -----------

10.1            Lease

10.2            Merger Proposal

10.3            Arrangement Agreement

16              Letter re:  Change of Certifying Accountant

27              Financial Data Schedule