Form 10QSB
period 2000-09-30
AUTEO MEDIA INC
filed 2000-11-14
CIK 1093677

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

THERE ARE  5,395,000  SHARES OF COMMON STOCK  OUTSTANDING  AS OF OCTOBER  31,
2000.

                               TABLE OF CONTENTS
                               -----------------

                                                                            Page
                                                                            ----

PART I     FINANCIAL INFORMATION

  Item 1   Financial Statements

            Condensed Balance Sheets at September 30,
            2000 (unaudited) and December 31, 1999                           1

            Condensed Statements of Operations for the
            three and nine months ended September 30, 2000 and 1999
            (unaudited)                                                      2

            Condensed Statements of Cash Flows for the
            three and nine months ended September 30, 2000 and 1999
            (unaudited)                                                      3

            Notes to Condensed Financial Statements                          4

  Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              6

PART II    OTHER INFORMATION

  Item 6   Exhibits                                                          7

SIGNATURES                                                                   9

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           The unaudited financial statements for the quarter ended September 30, 2000, prepared by management, and expressed in U.S. Dollars, are as follows:


                                AUTEO MEDIA, INC.

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                      September 30,
                                                                          2000               December 31,
                                                                       (unaudited)              1999
                                                                      -------------          ------------

CURRENT ASSETS
     Cash                                                               $  20,206              $ 11,008
     Accounts receivable - net                                             81,018                48,596
     Inventories                                                           27,000                 9,000
     Prepaid expenses                                                           -                   500
                                                                        ---------              --------

               Total current assets                                       128,224                69,104

EQUIPMENT AND FURNITURE - net                                             126,422                58,072

OTHER ASSETS - net                                                         33,218                43,836
                                                                        ---------              --------
                                                                        $ 287,864              $171,012
                                                                        =========              ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                   $  44,231              $ 45,693
     Accrued liabilities                                                   54,830                12,430
     Shareholder note payable                                                   -                84,134
                                                                        ---------              --------

               Total current liabilities                                   99,061               142,257

COMMITMENTS AND CONTINGENCIES                                                   -                     -

STOCKHOLDERS' EQUITY
     Common stock authorized, 25,000,000 shares $.001 par value            10,440                10,500
     Additional contributed (distributed) capital                        (590,245)               38,201
     Stock subscriptions                                                1,180,000                     -
     Accumulated deficit                                                 (411,392)              (19,946)
                                                                        ---------              --------
         Total stockholders' equity                                       188,803                28,755
                                                                        ---------              --------

                                                                        $ 287,864              $171,012
                                                                        =========              ========
     The accompanying notes are an integral part of these statements.




                                AUTEO MEDIA, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                 Three months ended                  Nine months ended
                                                                    September 30,                       September 30,
                                                               --------------------------         ------------------------
                                                                 2000             1999              2000           1999
                                                               ---------        ---------         ---------      ---------


Net revenues                                                   $ 223,270        $ 168,216         $ 659,985      $ 455,231
Cost of revenues                                                   3,461           14,895            56,193         31,550
                                                               ---------        ---------         ---------      ---------

          Gross profit                                           219,809          153,321           603,792        423,681

Operating expenses
  Selling, general and administrative                            418,403           75,203           935,303        228,001
  Depreciation and amortization                                   17,807           10,449            55,423         30,475
                                                               ---------        ---------         ---------      ---------
                                                                 436,210           85,652           990,726        258,476
                                                               ---------        ---------         ---------      ---------

          Operating (loss) earnings                             (216,401)          67,669          (386,934)       165,205

Other expenses
    Interest expense                                                   -           (1,789)             (965)        (5,154)
    Other                                                         (5,902)          (3,102)           (3,547)        (3,102)
                                                               ---------        ---------         ---------      ---------
                                                                  (5,902)          (4,891)           (4,512)        (8,256)
                                                               ---------        ---------         ---------      ---------

          NET (LOSS) EARNINGS                                  $(222,303)       $  62,778         $(391,446)      $156,949
                                                               =========        =========         =========       ========

          Net (loss) earnings per share                        $  (0.018)         $ 0.006         $  (0.032)      $  0.015
                                                               =========        =========         =========       ========
          Net (loss) earnings per share assuming dilution      $  (0.018)         $ 0.006         $  (0.032)      $  0.015
                                                               =========        =========         =========       ========


The accompanying notes are an integral part of these statements.




                                AUTEO MEDIA, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Nine months ended
                                                                                      September 30,
                                                                             ------------------------------
                                                                                2000                 1999
                                                                             ----------            --------

Increase (Decrease) in Cash
Cash flows from operating activities:
     Net (loss) earnings                                                     $ (391,446)           $156,949
     Adjustments to reconcile net (loss) earnings to net
          cash provided by (used in) operating activities
            Depreciation and amortization                                        55,423              30,475
            Loss on sale of equipment                                               330                   -
            Issuance of common stock for services                               104,070                   -
            Changes in assets and liabilities
              Accounts receivable                                               (32,422)            (26,864)
              Inventories                                                       (18,000)                  -
              Prepaid expenses and other assets                                  (8,855)                  -
              Accounts payable                                                   18,884              13,066
              Accrued liabilities                                                42,400             (13,722)
                                                                             ----------            --------

                Net cash (used in) provided by operating activities            (229,616)            159,904
                                                                             ----------            --------

Cash flows from investing activities:
     Purchase of equipment                                                     (108,147)            (23,186)
     Proceeds from sale of equipment                                              4,017                   -
                                                                             ----------            --------

                Net cash used in investing activities                          (104,130)            (23,186)
                                                                             ----------            --------

 Cash flows from financing activities:
     Payments on shareholder note payable                                        (2,056)             (8,440)
     Proceeds from common stock subscribed                                    1,180,000                   -
     Distributions to shareholder                                              (835,000)            (88,870)
                                                                             ----------            --------

                Net cash provided by (used in) financing activities             342,944             (97,310)
                                                                             ----------            --------

 Net increase in cash                                                             9,198              39,408
                                                                             ----------            --------

 Cash at beginning of period                                                     11,008              30,854
                                                                             ----------            --------

 Cash at end of period                                                       $   20,206            $ 70,262
                                                                             ==========            ========

 Non cash investing and financing activities:

     Issuance of common stock for TYSA common stock                          $    2,100
                                                                             ==========
     Distribution of common stock to TYSA shareholder                        $   (2,100)
                                                                             ==========
     Additional contributed capital through forgiveness of
          shareholder note payable                                           $  102,424
                                                                             ==========

The accompanying notes are an integral part of these statements.


                               AUTEO MEDIA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1.  FINANCIAL STATEMENTS

The unaudited condensed financial statements of Auteo Media, Inc. fka Flintrock Financial Services, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000. The accompanying unaudited condensed financial statements and related notes should be read in conjunction with the audited financial statements and the Form 8-K/A of the Company, filed on May 9, 2000.


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


NOTE 3.  NET (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing the Company's basic (loss) earnings per share were 12,488,043 and 10,500,000 for the three months ended September 30, 2000 and 1999, respectively, and 12,102,555 and 10,500,000 for the nine months ended September 30, 2000 and 1999, respectively. The Company did not have any dilutive common stock equivalents for the three and nine months ended September 30, 1999.

Because of the net loss for the three and nine months ended September 30, 2000, common stock equivalent shares were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.


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

In conjunction with the acquisition, certain stockholders surrendered 2,200,000 shares of issued and outstanding common stock of the Company. On September 25, 2000, the Company cancelled the 2,200,000 shares of common stock, which became authorized for future issuance.

NOTE 5.  ABSTRACT MERGER

On April 21, 2000, the Company entered into a letter of intent with Abstract Enterprises Corp. (Abstract) whereby Abstract would merge with the Company based on a share exchange between the Abstract Shareholders and the Company. The agreement calls for the Abstract Shareholders to exchange four common shares of Abstract for every one share of Auteo Media's common shares. A condition of the agreement calls for the completion of financing by the Company of not less than $3 million on or before September 30, 2000. As of September 30, 2000, the conditions of the agreement had not been met.

NOTE 6.  STOCK SUBSCRIPTIONS

As of September 30, 2000, the Company has raised $1,180,000 through a private placement offering of its common stock. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock for $8 per share for a period of one year. A majority of the monies received were used to purchase the commonstock of TYSA. The offering is still in process however do to market conditions the Company is marketing restricted shares at a discount to market as an alternative; therefore, the Company has not issued the shares as of September 30, 2000. The Company has recorded stock subscriptions totaling $1,180,000 as of September 30, 2000.

During the three months ended September 30, 2000, the Company issued 40,000 shares of common stock to consultants for services totaling $104,070.

NOTE 7.  FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PROUNOUNCEMENTS

In December 1999, the SEC staff issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB 101), which outlines four basic criteria that must be met before registrants can record revenue (a) persuasive evidence that on arrangement exists; (b) delivery has occurred or services have been rendered; (c) the seller's price to the buyer is fixed and determinable; and (d) collectibility is reasonably assured. The SEC staff originally deferred the implementation date of SAB 101 (through SAB 101A and SAB 101B) until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes the adoption of SAB 101 will have no significant impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those discussed in the section entitled "Risk Factors" below.

OVERVIEW
We are an online and point-of-purchase automotive communications and commerce company that connects buyers and sellers of autos, vans and trucks and aftermarket accessories, capturing revenue at multiple stages. Our California and Northwest Dealer Specialties business collects automotive data and digital pictures and prints customized window labels on behalf of car dealerships. The data is sent to multiple automotive internet sites including the dealership in some cases. Through our PC based Web site, www.autoloco.com, and our wireless website www.pocketauto.com, consumers can view the window labels of over 300,000 used vehicles and access an estimated five million new vehicles from dealerships across the United States. They can research pricing, receive insurance and loan rates and other information. The Company promotes and creates verbal and e-mail based communications between consumers and sellers of autos.
Dealerships can track and manage these communications with its customer relationship management system ContactAuto. This software is Internet based and accessed through certain wireless, Internet ready devices. Additionally, the Company will offer aftermarket auto accessories through its e-commerce site www.partcart.com, currently in development.

      We derive the majority of our revenues from dealerships paying us for our data collection and window label services. This revenue is collected at the time the service is provided and is not dependant upon the sale of the vehicle. For the three months ended September 30, 2000 and 1999, revenues from related products and services were $232 thousand and $168 thousand, respectively. We believe our ability to increase our revenues is directly related to the number of subscribing dealers in our networks and geographic areas and the services, existing and new, we are able to market to them.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES
Revenues increased to $660.0 thousand from $455.2 thousand for the nine months ended September 30, 2000 and 1999, respectively, and increased to $223.3 thousand from $168.2 thousand for the three months ended September 30, 2000 and 1999, respectively. This represents an increase of $204.8 thousand or 45% for the nine months ended and $55.1 thousand or 33% for the three months ended. This growth can be attributed to market penetration in Washington and in California of its Dealer Specialties business unit.

GROSS PROFIT
Gross profit increased to $603.8 thousand from $423.7 thousand for the nine months ended September 30, 2000 and 1999, respectively, and increased to $219.8 thousand from $153.3 thousand for the three months ended September 30, 2000 and 1999, respectively. This represents an increase of $180.1 thousand or 43% for the nine months ended and $66.5 thousand or 43% for the three months ended. This increase is attributed to the increase in sales and cost cutting measures by the Company.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased to $935.3 thousand from $228.0 thousand for the nine months ended September 30, 2000 and 1999, respectively, and increased to $418.4 thousand from $75.2 thousand for the three months ended September 30, 2000 and 1999, respectively. This represents an increase of $707.3 thousand or 310% for the nine months ended and $343.2 thousand or 456% for the three months ended. This increase can be attributed to increased costs associated with the acquisition of TYSA, entering into an new lease agreement for corporate office space, increased accounting, legal and other consulting fees, additional labor costs to handle the increased demand for the Company's products and services in existing and new areas and cash and stock incentives to further and complete research and development of the company's new business units.

DEPRECIATION, LAND AND AMORTIZATION
Depreciation and amortization expenses increased to $55.4 thousand from $30.5 thousand for the nine months ended September 30, 2000 and 1999, respectively, and increased to $17.8 thousand from $10.4 thousand for the three months ended September 30, 2000 and 1999, respectively. This represents an increase of $24.9 thousand or 82% for the nine months ended and $7.4 thousand or 71% for the three months ended. This increase can be attributed to the addition of equipment to support the Company's growth and accelerated depreciation taken on certain equipment during the six months ended June 30, 2000.

NET EARNINGS (LOSS)
Net earnings decreased from $156.9 thousand for the nine months ended September 30, 1999 to a net loss of $391.4 thousand for the nine months ended September 30, 2000. Net earnings also decreased from $62.8 thousand for the three months ended September 30, 1999 to a net loss of $222.3 for the three months ended September 30, 2000. The decrease in earnings is the result of the Company investing in its expansion into the California market, software development and improvements to existing services. The Company also began a program to pay certain vendors with restricted shares of the Company stock in exchange for services in the amount of $104,070.

RESEARCH AND DEVELOPMENT
The Company completed work on its new web site www.autoloco.com, www.pocketauto.com and began beta site testing on its ContactAuto software. It completed its development of placing automotive content and customer emails onto the new Internet ready, cellular phone platform. The Company also completed its work toward expansion of its regional website presence into automotive websites offering new and used car buying services on a national basis.

STOCK-OPTIONS GRANTED IN 2000
The Company implemented an employee stock option program in September of 2000. During that month we granted stock options to purchase 256,000 shares of common stock under the 2000 Stock Incentive Plan. The stock options were granted at the fair market value on the date of grant. These options vest over a four-year period as defined under the plan.

LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended September 30, 2000, the Company incurred negative cash flow from operations of $229.6 thousand compared to positive cash generated from operations of $159.9 thousand for the nine months ended September 30, 1999. The net cash used in operating activities was primarily attributed to increased costs related to the expanding of the business as noted in the results of operations. Net cash used in investing activities for the nine months ended September 30, increased from $23.2 thousand in 1999 to $104.1 thousand in 2000. The increase is attribute to the Company purchasing additional equipment to support its growth. Net cash used in financing activities for the nine months ended September 30, was $97.3 thousand in 1999 compared to net cash provided by financing activities of $342.9 thousand in 2000. The Company commenced a private placement of its common stock for $6.00 per unit during the first quarter of 2000, which resulted in receipt of $950,000 for stock subscriptions. Subsequent to March

31, 2000, the Company received additional subscriptions of $230,000, together with a commitment for a further and final subscription of $170,000 for a total financing of $1,350,000.

      Capital requirements vary materially from those currently planned. The Company currently requires additional financing and is seeking such commitments. We have no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. Any additional equity financing may be dilutive to our stockholders. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations or our anticipated expansion, which could have a material adverse effect on our business, results of operations and financial condition.

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

RISK FACTORS
In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-QSB, the following additional factors may affect our future results. These risk factors are not considered all inclusive since other significant events can occur and negatively impact the revenues, earnings and price of the Company's common stock.

1. We are operating at a loss and cannot assure that we will be profitable. If we continue to lose money our operations will not be financially viable. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets.

2. Competition could reduce our market share harm our financial performance. Our market is competitive not only because certain business activities are Internet related with minimal barriers to entry, but also because we compete directly with other companies in the offline environment

3. If we lose key personnel or are unable to train and retain additional highly qualified sales, marketing, managerial and technical personnel our business may suffer.

4. We need to manage our growth and our entry into the new Internet business areas in order to avoid increased expenses without corresponding revenues.

5. Our success is dependant on keeping pace with advances in technology. If we are unable to keep such pace consumers may stop using our services and revenues will decrease.

6. Our current revenues are strongly dependant upon our contractual relationship with Dealer Specialties International, a Trader Publishing company. If our relationship were to discontinue we would suffer from loss of revenues and earnings.

7. Internet commerce is new and evolving with few profitable business models. We cannot assure that our business models will be profitable.

8. The public market for our common stock may continue to be volatile, especially since market prices for Internet-related and technology stocks have often been unrelated to operating performance.

9. Our founders, officers and Directors and their affiliates have substantial control of our voting stock and the ability to significantly influence and in all likelihood make decisions that could adversely affect stockholders. Such decisions could adversely affect our stock price.

10. Sales or the perception of future sales of our common stock may depress our stock price. Since the market prices for Internet-related stocks are likely to remain volatile, our stock price may be more adversely affected than other companies by such future sales.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 14th day of November, 2000.


                           AUTEO MEDIA, INC.


                           By: /s/ STEVE VAN LEEUWEN
                               ---------------------
                                   Steve Van Leeuwen
                                   President

Dated:  November 14, 2000

                                    EXHIBITS


Exhibit
Number          Description
-------         -----------

27              Financial Data Schedule