Form 10KSB
period 2000-12-31
AUTEO MEDIA INC
filed 2001-03-28
CIK 1093677

-------------------------------------------------------------------------------
 -------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-KSB

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-27229

                                AUTEO MEDIA INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEVADA                                   88-0409163
      (STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)

                             22125 17TH AVE SE #105
                                BOTHELL, WA 98021
                            TELEPHONE: (425) 415-1694
   (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                         REGISTRANT'S PRINCIPAL OFFICES)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ ]

         Based on the closing sale price of $0.75 for our common stock on the OTC Bulletin Board System on March 12, 2001, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $3,057,156. As of March 15, 2001, 6,176,209 shares of our common stock were outstanding.


                                AUTEO MEDIA, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                                                                              PAGE
                                                                                             NUMBER

         Index

                                       PART I

Item 1.    Business                                                                             3
Item 2.    Properties                                                                          12
Item 3.    Legal Proceedings                                                                   12
Item 4.    Submission of Matters to a Vote of Security Holders                                 12

                                       PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters                13
Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                 13
Item 7.  Quantitative and Qualitative Disclosures About Market Risk                            16
Item 8.  Financial Statements and Supplementary Data                                           16
Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                                              16

                                       PART III

Item 10.   Directors and Executive Officers of the Company                                     17
Item 11.   Executive Compensation                                                              17
Item 12.   Security Ownership of Certain Beneficial Owners and Management                      17
Item 13.   Certain Relationships and Related Transactions                                      17

                                       PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                    18
           Signatures                                                                          19


PART I

ITEM 1. BUSINESS

         Except for historical information, the following description of our business contains forward-looking statements based on current expectations, which involve risks and uncertainties. These statements are made under the "Safe Harbor" provision's of the Private Securities Litigation Reform Act of 1995, and are sometimes indicated by use of words such as "expect," "believe." "seek," "anticipate" and similar words. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth in this Annual Report under the heading "Risk Factors." Unless specified otherwise as used herein, the terms "we," "us" or "our" refer to Auteo Media, Inc.


OVERVIEW

         We are a regionally branded online automotive and automotive part commerce and communications company that provides dealerships and consumers with automotive solutions throughout the cycle of the vehicle purchase. Our key business is to provide new and pre-owned vehicle data and digital pictures for branded and private Internet sites on behalf of the dealership. We visit dealerships and collect information-rich and timely data that better allow dealers to compete for Internet shoppers. Our service also provides point-of-purchase window labels that assist the sales personnel and the buyer in their assessment of the merits and value of the dealerships vehicles.

         We also provide software solutions to facilitate the interaction between sales personnel and the automotive shopper. Online shoppers require a fast response to their inquiries while sales personnel and management need to organize and effectively manage these customer contacts. Our ContactAuto(TM) Internet based software collects valuable information about the shopper and provides tools for sales personnel to better communicate with them. The system organizes calendar events, tasks, and contacts and provides for reports and marketing functions. Unique to ContactAuto is the ability of the sales personnel to receive and reply to sales leads and inquiries through certain Internet ready phones and devices, without the need for a personal computer. We believe this system greatly improves the online communications between dealership sales people and their shoppers.

         Through our Web sites, www.autoloco.com and the wireless match to this site, www.pocketauto, consumers can research pricing, specifications and other information regarding new and pre-owned vehicles, communicate with the dealership, finance, lease, and insure vehicles owned by the dealership. We believe that our services provide benefits for consumers by supplying them with timely and complete information to make informed and intelligent vehicle decisions.

         With our WWW.PARTCART Internet commerce site, consumers, retail outlets, service centers and others can purchase aftermarket auto accessories, online at discounted prices. We believe there is an opportunity in providing a large selection of highly demanded aftermarket parts at prices typically lower than those at local retail stores. Since the purchase of these parts is typically not time critical, we believe shoppers will prefer online ordering due to the time and money saving potential it offers. Through a relationship with a major auto part wholesaler, we do not inventory product. Our supplier provides all stocking and shipping logistics while we provide the listing of the parts and the ability to accept payment by credit card online.

         On February 29, 2000, the Company entered into an agreement with TYSA Corporation (TYSA) whereby the Company purchased 82.5% of the outstanding common stock of TYSA for cash consideration of $835,000 and 2,100,000 shares of the Company's common stock. In conjunction with the merger, the majority shareholders of TYSA were appointed to the Board of Directors and assumed control of the operations of the resulting company, Auteo Media, Inc. This transaction was accounted for as a reverse acquisition and resulted in TYSA becoming the accounting acquirer, whereby the historical financial statements of the Company became those of TYSA.

         The Company began its data collection business in November of 1997, its online new and pre-owned vehicle locator site in 1998, and its ContactAuto contact management software and its auto part commerce site in November 2000.

         In the first quarter of 2000, we entered into an Agreement with Dealer Specialties, Inc., a wholly owned subsidiary of Trader Publishing Corporation, to begin the California expansion of our data collection business unit. In the second quarter of 2000 we entered into a business relationship with AT&T Wireless as a Data Solutions

Provider. This Agreement provides special considerations to the company in the marketing of their wireless Internet devices.

         We are a Nevada corporation incorporated on July, 1996. Our principal corporate offices are located in Bothell, Washington. We completed the reverse merger between TYSA and Auteo Media in February of 2000 and our common stock is listed on the Over the Counter Bulletin Board, under the symbol "AUTM."


BACKGROUND

         Growth of the Internet and Online Commerce. The Web and online services have emerged as significant global communications and commercial media enabling millions of people worldwide to share information, communicate and conduct business electronically. We believe that the number of Web users will grow based on a number of factors, including the large and growing base of installed personal computers in the home and workplace, the decreasing cost of personal computers, easier, faster and cheaper access to the Internet, the distribution of broadband applications, the proliferation of Internet content and the increasing familiarity and acceptance of the Internet by businesses and consumers.

         The growth in the use of the Internet has also led to a rapid growth of online commerce. Web commerce sites are enabling businesses to target and manage a broad customer base and establish and maintain ongoing direct customer relationships. As a growing number of businesses and information providers have begun marketing on the Web, it has rapidly become a medium in which consumers can access a vast amount of information regarding the pricing, quality and specification of products. Additionally, online transactions can be faster, less expensive and more convenient than transactions conducted in person or over the telephone.

         The Automotive Vehicle Market. Automotive dealers operate in localized markets and face significant state regulations and increasing business pressures. These fragmented markets, with approximately 49,000 dealers in aggregate, are characterized by:

         - a perceived overabundance of dealerships,

         - competitive sales within regional markets,

         - increasing advertising and marketing costs that continue to reduce dealer profits,

         - high-pressure sales tactics with consumers, and

         - large investments by dealers in real estate, construction, personnel and other overhead expenses.

         In  addition,  consumers  have  traditionally  entered  into the highly negotiated sales process with relatively little information regarding manufacturer's costs, leasing costs, financing costs, relative specifications and other important information. Buying a vehicle is considered to be one of the most significant purchases a United States consumer makes. According to ADT Automotive Inc., approximately $709 billion and $652 billion was spent on new and pre-owned vehicles in the United States representing the sale of approximately 58 million and 56 million vehicles in 1999 and 1998, respectively. Consumers are becoming reliant on the Internet to locate the vehicle and communicate with the dealership. The dealership must increasingly shift resources towards this marketing medium and guarantee these consumers an information-rich shopping experience in order to remain competitive.


THE AUTEO MEDIA SOLUTION

         We  believe  that  our  products  and  services   improve  the  vehicle
purchasing process for both consumers and dealers. We offer consumers information-rich Web sites and point-of-purchase window labels. Consumers can locate vehicles, view the window labels online and communicate with the dealer through e-mail or phone. Whether consumers use the Internet or not they can benefit greatly by our window labels displaying all key information about the vehicle, typically more than what is seen on new vehicle window labels. Having identical information on the Internet and labeled onto the pre-owned cars facilitates improved communication between the consumer and dealership sales personnel.

         Benefits to Consumers. Our Web sites provide consumers free of charge, up-to-date information on hundreds of thousands of new and pre-owned vehicles. This includes the photo in many cases, all options, warranty, and location of dealership selling the vehicle. Consumers can get free insurance quotes, financing quotes, lemon reports, reviews, book values and more. On the lot, consumers can browse the pre-owned vehicles with the benefit of a window label as with the new cars. All options, engine size and in most cases media reviews, miles per gallon and price printed on them. This allows consumers to be more educated about the vehicle whether they are at home on the Internet or physically on the dealership lot.

       Consumers or businesses shopping for aftermarket auto parts can do so on the Internet at home or at work. These parts are not time critical meaning they are not typically used to repair a vehicle but only to improve it. They are add-on parts that are typically found or ordered from local auto part retail outlets. Parts available at these outlets have large mark-ups from the retailer and the tiers of distribution they purchase from. Shoppers on Auteo Media's WWW.PARTCART Internet site purchase these parts at a lower price than the retail store in a secure, credit card based commerce area.

       Benefits to Dealers. We believe we benefit dealers by reducing the dealers' incremental personnel and marketing costs, increase consumer satisfaction and increase sales volume and profitability. Each week, our Account Specialists visit the dealership where they collect the vehicle data into their laptop, take a quality digital photograph, print and apply the custom window label and apply it to the vehicle. Each night the vehicle information is sent over the Internet to the main server where it is distributed to the top Internet web sites (including those of Auteo Media) and/or placed directly onto the dealerships web site. We believe that the dealership cannot replicate the total services we provide. Additionally, their labor and equipment cost would greatly exceed our expense.

       Shoppers visiting one of the many automotive Internet sites where we send their vehicles will in most cases inquire about the vehicle price or availability by e-mail. By using Auteo Media's ContactAuto(TM) sales lead and contact management software the sales personnel can respond in minutes and effectively track and manage the prospect through the sales process and thereafter. We believe that ContactAuto enables sales personnel to be more efficient though its scheduling and task management functions, while allowing management to have oversight of the quality and result of the consumer interaction. By offering a means of receiving and replying to e-mail on wireless devices, sales personnel can respond wherever or whenever a lead comes to them without the need for a personal computer.

       Through our Internet sites and through all of the sites where we can send the dealerships vehicles we can provide sales personnel access to a larger number of highly qualified consumers. We believe dealers' personnel costs be reduced because we provide dealerships access to potential purchasers who have completed their research and should be ready to buy or lease a vehicle. Auteo Media provides dealers with on-site technology to better track sales, inventory, customer solicitations, responses and other communications.

       By providing consumers a quality fulfillment experience, we seek to provide our dealers a large number of consumers, which allows them to compete more effectively. Our solution includes an expanding network of over 200 participating dealers in Washington and California. Our Internet sites include over three hundred thousand pre-owned vehicles from across the United States and the ability to secure a price quote from over twenty thousand nationally franchised dealerships.



 Auteo Media currently provides the following services to automotive dealerships and their consumers:

-------------------------------------------------------- ----------------------------- -------------------------------
                                                         Automotive Shoppers           Automotive Dealerships
-------------------------------------------------------- ----------------------------- -------------------------------
Creation and Application                                 Better understanding of       Better able to communicate
of Window Labels                                         vehicle                       with shoppers
-------------------------------------------------------- ----------------------------- -------------------------------
Physical collection of vehicle                                                         Will not have to use internal
data and digital picture                                                               labor and equipment
-------------------------------------------------------- ----------------------------- -------------------------------
Placement of vehicle data and                            Can view complete vehicle     Can quickly get exposure to
pictures onto multiple                                   data and picture and begin    Internet shoppers searching
Internet sites                                           communications with           for vehicles on many unique
                                                         dealer                        Internet sites including
                                                         personnel                     their private site
-------------------------------------------------------- ----------------------------- -------------------------------
Providing lead and customer                                                            Customers can be responded to,
contact management software                                                            scheduled, organized, marketed
to sales personnel                                                                     to, tracked and classified
                                                                                       into a long term data bank
-------------------------------------------------------- ----------------------------- -------------------------------
Provides the ability to receive                          Can receive an e-mail quote   Can respond to a customer
and reply to e-mail, view contacts and inventory         or other response from the    before their competition
from a                                                   dealership in minutes.        without the need for a
wireless device.                                                                       personal computer.
-------------------------------------------------------- ----------------------------- -------------------------------
Provided most of the name brand                          Can save money on the part
Auto parts at prices below that                          and the time It takes to
Of the local retail outlet                               locate the local retail
                                                         outlet
-------------------------------------------------------- ----------------------------- -------------------------------



STRATEGY

       Our primary objective is to improve the verbal, phone and electronic communications between automotive buyers and sellers in an information-rich environment throughout the vehicle ownership lifecycle. We intend to achieve this objective through the following principal strategies:

       Expand and Penetrate our Existing and Potential Dealer Base. We believe that strengthening the penetration of existing dealer base with new and existing services is important to our profit goals. Additionally, our strategy is to increase the size of our dealer networks by attracting new dealers in areas we currently service while expanding into new areas. Our strategy will be to;

-  increase  the volume and  quality  of our data  collection  service
- conduct direct and indirect sales efforts to existing customers for ContactAuto
- conduct marketing campaigns to increase the sales leads our dealerships receive
-  expand into new markets along the west coast of the United States

       Continue to Build Brand Equity. We believe that due to our focus on both online and traditional marketing, we can own a leading brand name in our sector. We intend to market and advertise to enhance our brand recognition with consumers and dealerships. We believe that continuing to strengthen brand awareness of our Autoloco(sm), Northwest and California Dealer Specialties, PocketAuto(sm), PartCart(sm) and ContactAuto(TM) names among our consumers is important as we expand our territory.

       Ensure the Highest Quality Consumer Experience. We believe that consumer satisfaction and loyalty is heavily influenced by the consumer's experience with products and services. In order to enhance our appeal to our consumers, we intend to continue developing our services and management structure. We intend to continue to invest in our dealer training and support services to ensure a consistent, high-quality experience with our services.

         Invest in Related Products and Services. We believe that expanding our products and services to both consumers and dealers is critical to establish ourselves as the premier provider of online and point-of purchase automotive products and services. Our strategy is to continue to enhance personalization features and invest in technology that continually improves the buying experience for vehicles and aftermarket parts.


PRODUCTS, PROGRAMS AND SERVICES

         Data and Digital Photography Collection and Point-of-Purchase Window Labels. Each week, trained Account Specialists employed by Auteo Media visit our 200-dealership customers. While there they collect all of the vehicle data and take a digital picture. This information-rich data is typically better than that in the dealerships computer and that in the local newspaper. This information is sent to the Dealer Specialties' master server each night. Daily, a host of Internet web sites and portals connect to this server and poll the vehicle data. Internet shoppers can then view the data typically the day after it was collected. Consumers can e-mail the dealership for price, availability or other questions or in many cases call or secure the address to view the vehicle in person. Dealerships who subscribe to buying services such as Cobalt(TM), Autobytel(sm), Autoweb(sm), Carpoint(sm) or many others no longer have to expend labor costs to get their vehicles onto these sites. In the fourth quarter of 2000 we began offering dual and quad photos of vehicles for an additional fee. Shoppers can view the inside of the vehicle, the wheel style and the front and back of the vehicle in one photo.

         While at the dealership, Account Specialists print customized window labels that organize the data in addition to media reviews, miles per gallon and unique product and service offerings of the dealerships. Additionally, we print the federally mandated warranty guides for use by the dealership and consumers.

         Auteo Media charges a per vehicle fee for this service, invoiced at the time the data is collected, that is based primarily upon the services we provide. We expanded our services into Northern California early in 2000 and have experienced excellent growth later in the year.

         Sales Lead and Customer, Contact Management. Dealerships interact with many different customers on a daily basis. They may be walk-ins, phone-ups or e-mail exchanges. The ability to effectively and efficiently communicate with each of these customers in an organized manner is difficult. Auteo Media developed ContactAuto in 2000 to provide for a standardized method to communicate, organize, schedule, manage, track and market to their new and existing customer base. The customers, or contacts, entered into the system become property of the dealership and can be used for e-mail or mailing blasts by type of vehicle they are interested in. Additionally, the Internet enabled system offers the management of the dealership the ability to view the timeliness and effectiveness of the customer interaction by sales person and by Internet source. Unique to this system is the ability for sales personnel to view their leads, inventory, and contacts and to create e-mail on certain wireless devices. This improves the timeliness of the customer interaction since sales personnel can respond anywhere at any time without the need for a personal computer. This system was in beta site testing during the last quarter of 2000. It is our goal to launch it to our existing customer base in the first quarter of 2001.

         Automotive Web Site Services. Our pre-owned and new vehicle purchasing services enables consumers to shop for and select a vehicle through our Web sites by providing data on vehicles such as options, warranty, they can specify the way they want to communicate with the dealership along with the consumer's contact information. A purchase request is then routed to the nearest dealer that sells the type of or actual vehicle requested, and we promptly return an e-mail message to the consumer with information on the dealership and their response. Unique to Auteo Media is the entry into a wireless web site service where shoppers can search and view key information about a pre-owned vehicle, request a quote on a new vehicle or simply locate a dealership by make. We have over three hundred thousand pre-owned vehicles on our sites and over 20,000 new car dealerships accessible to consumers.

         Online Automotive Superstore. We launched PartCart online automotive superstore in November 2000. The superstore offers a broad range of products to consumers, including parts, accessories, tires, audio and electronics, car care products, tools, books and performance parts. The superstore is designed to enhance our consumer relationship by providing a trusted resource for products that complete or complement the vehicle purchase process. By working as a distributor of a major auto part wholesaler, Auteo Media is able to offer branded parts from over one hundred top auto part manufacturers.

         Other Related Products and Services. We offer a number of related products and services that we market to consumers through our Web sites and the linked Web sites of participating partners. We make purchase and lease financing available to consumers through an online consumer banking center established with Nations Bank, Inc. that allow consumers to research and apply for vehicle financing online in a secure manner from this qualified lender. Consumers can provide credit verification documents in hand, to better negotiate with the dealership.

         We provide a link on our Autoloco.com web site so consumers can receive real-time quotes for insurance coverage from Insweb Incorporated and submit quote applications online. We offer information concerning all aspects of owning and leasing new and pre-owned vehicles that we believe makes our Web sites valuable resources to consumers.

         DSUpdate Real Time System. In 2000, we made available a technology and software system called the DSUpdate Real Time system made available through Dealer Specialties International. The Dealer Real Time system is an Internet-based platform that gives dealers the ability to delete sold inventory, change prices or add options to their existing database, real-time.


INTERNATIONAL ACTIVITIES

         We have not established and do not currently intend to expand our presence in foreign markets. Auteo Media did secure the domain name WWW.EUROAUTO in the event that this may occur in the future. We do observe the Canadian market as an opportunity due to its proximity to our offices.


MARKETING AND SALES

         Our ability to enhance the recognition of our brand names and position ourselves as a leading Internet-based vehicle information, automotive services and part provider is key to increase the number of subscribing dealerships. Over the past several years, we have grown our customer base from direct marketing efforts and referrals from existing customers only. Fortunately, auto dealerships are easy to locate and target by direct sales efforts. We have found this to be our best source of new accounts. We did begin e-mail marketing campaigns to our existing dealerships enlightening them on new services such as DSUpdate and quad, digital photographs. This proved to be cost effective to the Company and will be expended in the future.

         For our automotive web sites, those requiring consumers to search for vehicles or auto parts, we conducted limited local radio broadcasts, newsprint and search engine placement.


INTELLECTUAL PROPERTY

         We are applying for trade and service marks for key brand names such as partcart, autoloco, euroauto and contactauto. We intend to apply for copyright protection of our contactauto software upon its completion in first quarter of 2001. All employees of Auteo Media are required to sign non-compete and confidentiality agreements before employment can begin.


DEALER RELATIONSHIPS AND SERVICES

         Dealer Network. Dealers participate in our services through an initial set-up fee and a per vehicle charge. We have not required our dealerships to sign going forward type agreements. We offer no territorial protection and believe there is no gain to the dealer or us for such agreements. We believe such agreements would delay our expansion plans since many dealerships will not typically enter into such contracts without adequate cause.

COMPETITION

         We believe that the principal competitive factors affecting the market for our Internet-based and point-of-purchase vehicle and auto part marketing services include:

         - successful   marketing  and  establishment  of  national  brand  name
           recognition,

         - ease of use, speed and quality of service execution,

         - the size of the participating dealership base,

         - the volume and quality of traffic to our sites,

         - the ability to introduce new services and technology in a timely and cost-effective manner,

         - technical expertise, and high levels of serviceability

         - customer satisfaction, and

         - competitive dealer pricing.

         Our data collection, digital photograph and point-of-purchase window label services enjoy limited competition. The barriers to entry in the development of software, equipment and technology advances make it difficult for new market entries. Some dealers create window labels at their facility, primarily using the Kelley Blue Book system. This method still requires dealership personnel to manually key information about the vehicle into the computer, print and apply the label to the car. They are also faced with the fairly sophisticated effort of collecting the digital photo, linking this with the car data and sending this electronically to the host of data partners. Auteo Media regularly faces small companies offering digital photo services but they have not, as of yet, been able to offer the breadth of services and technological advances as those of Auteo Media.

         Our vehicle purchasing service WWW.AUTOLOCO competes against a variety of Internet and traditional vehicle buying services, automotive brokers and classifieds. With numerous recent entrants into our market, our competition has substantially increased. Many of such recent entrants are substantially better financed than we are. In the Internet-based market, we compete with other entities, which maintain similar commercial Web sites including Autoweb.com, AutoVantage, Microsoft Corporation's CarPoint, CarsDirect.com, CarOrder.com, Cars.com, Driveoff.com, and AutoTrader.com. AutoNation, a large consolidator of dealers, has a Web site for marketing vehicles. In addition, all major vehicle manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation's BuyPower. However, most of these sites are our data partners and display our data.

         Our lead and customer management system WWW.CONTACTAUTO competes with several systems available by the buying services. With numerous recent entrants into our market, our competition has substantially increased. Many of such recent entrants are substantially better financed than we are. We compete primarily on technology and ease of use functions. We are able to improve our system in a time frame that exceeds our customer's needs but this is offset many times by the brand loyalty of their existing partners.

         Our auto part, Internet commerce site, WWW.PARTCART competes against a limited but highly financed group of companies. Although their overhead is but a fraction of our own, they are able to expend significant dollars to buy-in purchases. They then anticipate earning profits on future purchases from the customer they originally invested in.


OPERATIONS AND TECHNOLOGY

         We believe that our future success is significantly dependent upon our ability to continue to deliver high-quality services, reliable Web sites, enhance consumer/dealer communications, and maintain the highest levels of information quality and depth. We continually upgrade our internal systems and those in use by our Account Specialists.

         Auteo Media currently hosts its Web sites at our data center and at an offline location at a local Application Service Provider. In the future, we will host our infrastructure at a leading Application Service Provider. Our network and computer systems are built on the leading industry standards. Network security is provided by utilizing standard products.


GOVERNMENT REGULATION

         Currently few laws or regulations have been adopted that apply directly to our business activities. The adoption of additional local, state, national or international laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce.

         We believe that our dealer marketing services do not constitute franchising or vehicle brokerage activity in a way that makes federal and state franchise, motor vehicle dealer, or vehicle broker licensing laws applicable to us.


EMPLOYEES

         As of March 12, 2000, we had a total of 23 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.


RISK FACTORS

         In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-KSB, the following additional factors may affect our future results.

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

         COMPETITION COULD REDUCE OUR MARKET SHARE HARM OUR FINANCIAL PERFORMANCE. Our market is competitive not only because certain business activities are Internet related with minimal barriers to entry, but also because we compete directly with other companies in the offline environment.

         IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO TRAIN AND RETAIN ADDITIONAL HIGHLY QUALIFIED SALES, MARKETING, MANAGERIAL AND TECHNICAL PERSONNEL OUR BUSINESS MAY SUFFER. The Company is greatly dependant upon its President and CEO, Steve Van Leeuwen and would be at additional risk should he depart intentionally or unintentionally without an appropriate successor assigned.

         WE NEED TO MANAGE OUR GROWTH AND OUR ENTRY INTO THE NEW GEOGRAPHIC AND BUSINESS AREAS IN ORDER TO AVOID INCREASED EXPENSES WITHOUT CORRESPONDING REVENUES.

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

         INTERNET COMMERCE IS NEW AND EVOLVING WITH FEW PROFITABLE BUSINESS MODELS. We cannot assure that each of our four business models will be profitable.

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

         THERE ARE CURRENTLY FEW LAWS OR REGULATIONS THAT APPLY DIRECTLY TO THE INTERNET. Because parts of our business is dependent on the Internet, the adoption of new local, state, national or international laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce which could, in turn, decrease the demand for our services and increase our costs or otherwise have a material adverse effect on our business, results of operations and financial condition. Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales, use and income taxes.

         THE INTERNET AND ELECTRONIC COMMERCE MARKETS ARE CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, CHANGES IN USER AND CUSTOMER REQUIREMENTS, FREQUENT NEW SERVICE AND PRODUCT INTRODUCTIONS EMBODYING NEW TECHNOLOGIES AND THE EMERGENCE OF NEW INDUSTRY STANDARDS AND PRACTICES THAT COULD RENDER OUR EXISTING WEB SITES AND TECHNOLOGY OBSOLETE. If we are unable to adapt to changing technologies, our business, results of operations and financial condition could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our proprietary technology to customer requirements or to emerging industry standards.

            SALES OR THE PERCEPTION OF FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE. SINCE THE MARKET PRICES FOR INTERNET-RELATED STOCKS ARE LIKELY TO REMAIN VOLATILE, OUR STOCK PRICE MAY BE MORE ADVERSELY AFFECTED THAN OTHER COMPANIES BY SUCH FUTURE SALES. We cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. Even if an active trading market does develop, the market price of the common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

         - actual or anticipated variations in our quarterly operating results,

         - announcements of new product or service offerings,

         - technological innovations,

         - competitive    developments,    including   actions   by   automotive
           manufacturers,

         - changes in financial estimates by securities analysts,

         - conditions and trends in the Internet and electronic commerce industries,

         - adoption  of  new  accounting   standards  affecting  the  automotive
           industry, and

         - general market conditions and other factors.

         Further, the stock markets, and in particular the OTC Bulletin Board, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of such companies. These broad market factors may adversely affect the market price of our common stock. In addition, general economic, political and market conditions such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies with publicly traded securities. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.

         OUR ABILITY TO COMPETE DEPENDS UPON OUR PROPRIETARY SYSTEMS AND TECHNOLOGY.
While we will rely on trademark, trade secret and copyright law, confidentiality agreements and technical measures to protect our proprietary rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable Web site maintenance are more essential in establishing and maintaining a leadership position and strengthening our brand. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. We cannot assure that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Misappropriation of our intellectual property or potential litigation would have a material adverse effect on our business, results of operations and financial condition. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. In addition, litigation may be necessary in the future to enforce or protect our intellectual property rights or to defend against claims or infringement or invalidity. As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants and limit access to our trade secrets and technology.

         RISKS OF PENNY STOCK. THE COMPANY's common stock is considered to be a "PENNY STOCK" because it meets one or more of the definitions in Rule 3a51-1 under the Securities Exchange Act of 1934: (i) it has a price less than five dollars per share; (ii) it is NOT traded on a recognized national exchange;
(iii) it is NOT quoted on the NASD's automated quotation system (NASDAQ), or even if it is, it has a price less than five dollars per share; or (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuous- ly, or $5,000,000, if in business less than three years continuously, or with average revenues of less than $6,000,000 for the past three years. At such time as THE COMPANY meets the relevant requirements, it may attempt to qualify for listing on either NASDAQ or a national securities exchange, but there can be no assurance of this.

         BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in THE COMPANY's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "PENNY STOCK." Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in THE COMPANY's common stock to resell their shares to third parties or to otherwise dispose of them.

         SALE OF SUBSTANTIAL NUMBERS OF SHARES OF COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT MORE DIFFICULT FOR US TO RAISE FUNDS THROUGH EQUITY OFFERINGS IN THE FUTURE. A substantial number of outstanding shares of common stock and shares of common stock issuable upon exercise of outstanding stock options will become available for resale in the public market at prescribed times.

         WE CURRENTLY ANTICIPATE THAT OUR CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS WILL BE SUFFICIENT TO MEET OUR ANTICIPATED NEEDS FOR WORKING CAPITAL AND OTHER CASH REQUIREMENTS AT LEAST FOR THE NEXT 9 MONTHS. We may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on our business, results of operations, financial condition and prospects.

         OUR ACTUAL RESULTS COULD DIFFER FROM FORWARD-LOOKING STATEMENTS IN THIS REPORT. This Annual Report contains forward-looking statements based on current expectations, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors set forth above and elsewhere in this Annual Report. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements wherever they appear in this Annual Report.


ITEM 2. PROPERTIES

            Our Auteo Media operation is located in a single office building in Bothell, Washington. On April 15, 2000, Auteo Media, Inc. entered into a Lease Agreement with Teachers Insurance & Annuity Association of America, Inc. Terms of the Lease are for a period of five years at a monthly rate of $6,508 for years one and two, increasing approximately 10% thereafter. The premises are for 5,446 square feet of which approximately 500 is warehouse space. The space is required to house development, administrative and marketing personnel.


ITEM 3. LEGAL PROCEEDINGS

         Auteo Media is not currently or has not been involved in any legal proceedings. We believe that there are no claims or actions pending or threatened against us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock, par value $0.001 per share, has been quoted on the OTC Bulleting Market under the symbol "AUTM" since March 1, 2000. Prior to this time, there was a public market for our common stock under the previous name of Flintrock Financial Services. The following table sets forth, for the calendar quarters indicated, the range of high and low closing sales prices of our common stock as reported on the Nasdaq National Market.

                                                     HIGH     LOW
  First Quarter (from March 26, 2000).               $08.25    $08.00
  Second Quarter                                     $08.25    $04.00
  Third Quarter                                      $05.25    $02.12
  Fourth Quarter                                     $02.28    $01.26

         As of March 20, 2001, there were approximately 100 shareholders of record of our common stock. We have never declared or paid any cash dividends on our common stock. We intend to retain all of our future earnings, if any, for use in our business, and therefore we do not expect to pay any cash dividends on our common stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion of our results of operations and financial condition in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those discussed in the section entitled "Risk Factors" in Item 1 "Business" in this Annual Report on Form 10-KSB. In this Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations."


OVERVIEW

         We are regionally branded online automotive and automotive part commerce and communications company that provides dealerships and consumers with automotive solutions throughout the cycle of the vehicle purchase. Our key business is to provide new and pre-owned vehicle data and digital pictures for branded and private Internet sites on behalf of the dealership. We visit the dealership and collect rich and timely data that better allows dealers to compete for Internet shoppers. Our service also provides point-of-purchase window labels that assist the sales personnel and the buyer assessing the merits and value of the dealerships vehicles.

         We also provide software solutions to facilitate the interaction between sales personnel and the auto shopper. Online shoppers require a fast response to their inquiries while sales personnel and management need to organize and effectively manage these customer contacts. Our ContactAuto(TM) Internet based software collects valuable information about the shopper and provides tools for sales personnel to communicate with them. The system organizes calendar events, tasks, and contacts and provides for reports and marketing functions. Unique to ContactAuto is the ability of the sales personnel to receive and reply to sales leads and inquiries through certain Internet ready phones and devices, without the need for a personal computer. We believe this system greatly improves the online communications between sales people and car shoppers

         Through our Web sites, www.autoloco.com and the wireless match to this site, www.pocketauto (see below), consumers can research pricing, specifications and other information regarding new and pre-owned vehicles, communicate with the dealership, finance, lease, and insure vehicles owned by the dealership. We believe that our services provide benefits for consumers by supplying them with timely and complete information to make informed and intelligent vehicle decisions.

         With our WWW.PARTCART Internet commerce site, consumers, retail outlets, service centers and others can purchase aftermarket auto accessories. We believe there is an opportunity in providing a large selection of highly demanded aftermarket parts at prices typically lower than those at local retail stores. Since most of these parts are not time critical, we believe shoppers will prefer online ordering in order to save money. Through a relationship with a major auto part wholesaler, we do not need to inventory product but only to provide the listing of the parts and the ability to accept payment by credit card.

         On February 29, 2000, the Company entered into an agreement with TYSA Corporation (TYSA) whereby the Company purchased 82.5% of the outstanding common stock of TYSA for cash consideration of $835,000 and 2,100,000 shares of the Company's common stock. In conjunction with the merger, the majority shareholders of TYSA were appointed to the Board of Directors and assumed control of the operations of the resulting company, Auteo Media, Inc. As a result of the transaction, the historical financial statements of TYSA became those of the Company.

         Auteo Media Inc. TYSA subsidiary began its data collection business in November of 1997, its online new and pre-owned vehicle locator site in 1998, its ContactAuto contact management software and its auto part commerce site in November 2000.

         In the first quarter of 2000, we entered into an Agreement with Dealer Specialties, Inc., a wholly owned subsidiary of Trader Publishing Corporation, to begin the California expansion of our data collection business unit. In the second quarter of 2000 we entered into a business relationship with AT&T
Wireless as a Data Solutions Provider. This Agreement provides special considerations to the company in the marketing of their wireless Internet devices.

         We are a Nevada corporation incorporated on July, 1996. Our principal corporate offices are located in Bothell, Washington. We completed the reverse merger of TYSA Corporation in February of 2000 and our common stock is listed on the Over the Counter, OTC Market, under the symbol "AUTM."

         We derive the majority of our revenues from fees paid by subscribing dealers, and we expect to be primarily dependent on our dealer networks for revenues in the foreseeable future. Dealers using our services pay us on a per vehicle basis as well as ongoing monthly fees based for additional services. Our average per vehicle charge is approximately $10.25. For the year ended December 31, 2000 and 1999, revenues from related products and services were approximately $875,000 and $597,000, respectively. We believe our ability to increase our revenues is directly related to the number of subscribing dealers in our networks and geographic areas and the services, existing and new, we are able to market to them. Since inception, our dealer network has expanded in each quarter and as of December 31, 2000 there were approximately 200 dealers.

         Our revenue growth has been primarily dependent on our ability to:

         - provide   service  to  an  additional   number  of  vehicles  on  the
           dealerships' lot,

         - increase the number of dealers, in existing and expansion areas,

         - add additional fee based services,

         - increase the average per vehicle fees paid by each dealer.

         We believe our revenue growth in the foreseeable future will be dependent on the above factors as well as our ability to generate revenues from ContactAuto, Partcart and related products and services.

         Sales and marketing costs consist primarily of:

         - Newsprint and radio advertising expenses,

         - promotion and advertising expenses to build our brand awareness and encourage potential customers to visit our Web sites, and

         - personnel and other costs associated with sales, marketing, training and support of our dealer network.


RESULTS OF OPERATIONS

         REVENUES. Our revenues increased by $286,529, or 47%, to $897,078 in 2000 compared to $610,549 in 1999. The growth in revenues was primarily due to the market penetration in Washington and in California of our Dealer Specialties business unit.

         GROSS PROFIT. Gross profit increased to $818,207 in 2000 from $544,271 in 1999. This represents an increase of $273,936 or 50%. This increase is attributed to the increase in sales and cost cutting measures by the Company.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $1,281,063 in 2000 from $335,207 in 1999. This represents an increase of $945,856 or 282%. This increase can be attributed to increased costs associated with the acquisition of TYSA, entering into an new lease agreement for corporate office space, increased accounting, legal and other consulting fees, additional labor costs to handle the increased demand for the Company's products and services in existing and new areas and cash and stock incentives paid to further and complete research and development of the Company's new business units.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $73,910 in 2000 from $42,355 in 1999. This represents an increase of $31,555 or 75%. This increase can be attributed to the addition of equipment to support the Company's growth.

         NET EARNINGS. Net earnings decreased from $157,842 in 1999 to a net loss of $533,421 in 2000. The decrease in earnings is the result of the Company investing in its expansion into the California market, software development and improvements to existing services.

         RESEARCH AND DEVELOPMENT. Research and development costs incurred by the Company totaled approximately $127,000 in 2000 and $5,400 in 1999. The Company completed work on its new web site WWW.AUTOLOCO.COM, www.pocketauto.com and began beta site testing on its ContactAuto software. It completed its development of placing automotive content and customer emails onto the new Internet ready, cellular phone platform. The Company also completed its work toward expansion of its regional website presence into automotive websites offering new and used car buying services on a national basis.


STOCK-BASED COMPENSATION

         The Company implemented an employee stock option plan in 2000 and granted stock options to purchase 276,000 shares of common stock under the 2000 Stock Incentive Plan. The stock options were granted at the fair market value on the date of grant and have a weighted average exercise price of $2.43. These options vest over a four-year period as defined under the plan.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $257,634 in 2000 and net cash provided by operating activities was $204,300 in 1999. Net cash used in operating activities in 2000 resulted primarily from the net loss for the year, increased accounts receivable and inventories, partially offset by increased related party payables and common stock issued for services. Net cash provided by operating activities in 1999 resulted primarily from net earnings and increased payables.

         Net cash provided by financing activities was $395,445 in 2000 and net cash used in financing activities was $183,858 in 1999. In 2000, subsequent to the merger with TYSA, the Company raised $329,980 through a private placement offering of its common stock. The offering is still in process however, due to market conditions, the Company is marketing restricted shares at a discount to market as an alternative; therefore, the Company has not issued the shares as of December 31, 2000. In 1999, the Company paid shareholder distributions of $172,600, which are now being paid in the form of salaries to the officers of the Company.

         In January and February 2001, we raised an additional $400,000 from the sale of 759,209 shares of the Company's common stock. As of March 20, 2001, we had approximately $400 thousand in cash and cash equivalents. We believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

         With respect to years beyond fiscal 2001, we may be required to raise additional capital to meet our long term operating requirements. Although our revenues have grown consistently since inception, our expenses have continued to, and in the foreseeable future are expected to, exceed our revenues. Accordingly, we do not expect to be able to fund our operations from internally generated funds for the foreseeable future.

         Our cash requirements depend on several factors, including:

         - the level of expenditures on marketing and product development,

         - personnel expense and capital required for expansion,

         - the cash portion of acquisition transactions.

         We cannot predict the timing and amount of our cash requirements. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

         Any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising capital and other financial and operational matters that could restrict our operations or finances. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations or our anticipated expansion, which could have a material adverse effect on our business, results of operations and financial condition.


ITEM 7.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our Balance Sheets as of December 31, 2000 and 1999 and our Statements of Operations, Stockholders' Equity and Cash Flows for the years then ended, together with the report of Grant Thornton LLC, independent auditors, begin on page F-1 of this Annual Report on Form 10-KSB and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On May 8, 2000, Auteo Media, Inc. dismissed its previous auditor, Barry Freedman PC due to increased revenue growth and expanded operations of the Company. The Company had no disagreements with Mr. Freedmand regarding any accounting or auditing matters. The Company elected to utilize a National accounting firm to perform its audit. On May 8, 2000, the Company engaged Grant Thornton LLP to be is independent certified public accountants.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

NAME                      AGE    PRINCIPAL OCCUPATION             DIRECTOR SINCE

Steve Van Leeuwen         41     Director, CEO and President            2000
Kathleen Van Leeuwen      47     Director, Secretary and Treasurer      2000

ITEM 11. EXECUTIVE COMPENSATION

            The following table shows all cash compensation paid or to be paid by the Company as well as other compensation paid or accrued during the fiscal years indicated to the chief executive officer (the "Named Executive"). No executive officers of the Company as of the end of the Company's last fiscal year had received salary and bonus for such period, which exceeded $100,000.


Summary Compensation Table-Annual Compensation

                                                                               Securities
       Name and                                 Other Annual     Restricted    Underlying     All Other
       Position      Year    Salary    Bonus    Compensation     Stock Award    Options     Compensation
       --------      ----    ------    -----    ------------     -----------    -------     ------------

Steve Van Leeuwen,
Director and CEO    2000   $120,000     $0          $0              $0          7500           $0
President


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         Amount and Nature of Percent of Class

                                   Positions and                    Beneficial Common Based          Beneficial
Name and Address                   Offices Held                     On  Stock Ownership(1)           Ownership(1)
----------------                  ---------------                 -----------------------            ------------

Steve Van Leeuwen                 Director, CEO and                 1,050,000(2)                     19.8%
16700- 198thAve., N.E.            President
Woodinville, WA 98072

Kathleen Van Leeuwen              Director, Treasurer               1,050,000(3)                     19.8%
16700- 198thAve., N.E.            and Secretary
Woodinville, WA 98072

All Directors and
Officers as a group
(two  persons)                                                      2,100,000                        39.6%




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ABSTRACT MERGER

On April 21, 2000, the Company entered into a revised Letter of Intent (original agreement dated April 3, 2000) with Abstract Enterprises Corp. (AEC) whereby AEC would merge with the Company based on a share exchange between the AEC Shareholders and the Company. The agreement calls for the AEC Shareholders to exchange four common shares of AEC for every one share of Auteo Media's common shares. A condition of the agreement calls for the completion of financing by the Company of not less than $3 million on or before September 30, 2000 and is subject to due diligence. As of October 1, 2000 the financing and due diligence conditions of this transaction were not completed. On December 29, 2000 a formal letter to President of Abstract was mailed terminating the arrangement in whole and in part. Currently, there is no plan to continue a merger or other relationship with Abstract Enterprises Corp.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Annual Report:

     (1) Financial Statements:


                                                                            PAGE
Index                                                                       F-1
Report of Independent Certified Public Accountants                          F-2
Balance Sheets                                                              F-3
Statements of Operations                                                    F-4
Statement of Stockholders' Equity                                           F-5
Statements of Cash Flows                                                    F-6
Notes to Financial Statements                                               F-7

     (2) Financial Statement Schedules:

          All schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

     (3) Exhibits:

          The exhibits filed as part of this Annual Report are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March 2001.

AUTEO MEDIA, INC.

By:      /s/ STEVE VAN LEEUWEN
----------------------------------
STEVE VAN LEEUWEN
Director, Chief Executive Officer,
President

                                AUTEO MEDIA INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE

Report of Independent Certified Public Accountants                     F-2
Balance Sheets                                                         F-3
Statements of Operations                                               F-4
Statement of Stockholders' Equity                                      F-5
Statements of Cash Flows                                               F-6
Notes to Financial Statements                                          F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS









Board of Directors and Stockholders
Auteo Media, Inc.

We have audited the accompanying balance sheets of Auteo Media, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auteo Media, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



Seattle, Washington
January 26, 2001 (except note B and K, for which the date is February 20, 2001)


                                Auteo Media, Inc.

                                 BALANCE SHEETS

                                  December 31,

      ASSETS

                                                                                              2000             1999
                                                                                          ------------     ------------
 CURRENT ASSETS
     Cash                                                                                    $ 39,687          $11,008
     Accounts receivable                                                                       75,050           48,596
     Inventories                                                                               27,000            9,000
     Prepaid expenses and other                                                                   450                -
                                                                                          ------------     ------------

        Total current assets                                                                  142,187           68,604

PROPERTY AND EQUIPMENT - net                                                                  117,863           58,072

OTHER ASSETS
     Intangible assets - net                                                                   19,927           43,836
     Other assets                                                                               9,005              500
                                                                                          ------------     ------------

                                                                                            $ 288,982         $171,012
                                                                                          ============     ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                        $ 32,778          $27,847
     Accrued liabilities                                                                       23,947           12,430
     Related party payables, current portion                                                  137,863           11,830
                                                                                          ------------     ------------

        Total current liabilities                                                             194,588           52,107

RELATED PARTY PAYABLES, less current portion                                                        -           72,304

COMMITMENTS                                                                                         -                -

STOCKHOLDERS' EQUITY
     Common stock - authorized 25,000,000 shares, par value $0.001                              5,417            5,350
     Additional contributed (distributed) capital                                            (542,582)          41,251
     Stock subscriptions, 194,163 shares to be issued at December 31, 2000                   1,164,980               -
     Accumulated deficit                                                                     (533,421)               -
                                                                                          ------------     ------------
                                                                                               94,394           46,601
                                                                                          ------------     ------------

                                                                                            $ 288,982         $171,012
                                                                                          ============     ============



   The accompanying notes are an integral part of these financial statements.


                                Auteo Media, Inc.

                            STATEMENTS OF OPERATIONS

                            Years ended December 31,



                                                                                           2000             1999
                                                                                        ------------     ------------

Revenues                                                                                  $ 897,078         $610,549
Direct costs                                                                                 78,871           66,278
                                                                                        ------------     ------------

     Gross profit                                                                           818,207          544,271

Operating expenses
     Selling, general and administrative                                                  1,281,063          335,207
     Depreciation and amortization                                                           73,910           42,355
                                                                                        ------------     ------------
                                                                                          1,354,973          377,562
                                                                                        ------------     ------------

Operating income (loss)                                                                    (536,766)         166,709

Other (expense) income
     Interest expense                                                                          (965)          (6,867)
     Other                                                                                    4,310           (2,000)
                                                                                        ------------     ------------

     NET EARNINGS (LOSS)                                                                  $(533,421)        $157,842
                                                                                        ============     ============
Net earnings (loss) per share                                                             $  (0.099)        $  0.030
                                                                                        ============     ============
Net earnings (loss) per share assuming dilution                                           $  (0.099)        $  0.030
                                                                                        ============     ============



   The accompanying notes are an integral part of these financial statements.


                                Auteo Media, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2000 and 1999



                                                                                        Additional                 Retained
                                                                  Common stock       contributed                 earnings
                                                                ------------------  (distributed)  Stock       (accumulated
                                                                Shares      Amount    capital     subscriptions   deficit)    Total
                                                                -------    -------  -----------   ------------- -----------  -------

Balance at January 1, 1999                                   5,350,000    $5,350    $  45,628   $        -    $  10,381   $  61,359

Shareholder's distributions                                          -         -       (4,377)           -     (168,223)   (172,600)

Net earnings for the year                                            -         -            -            -      157,842     157,842
                                                             ---------    ------    ---------   ----------    ---------   ---------
Balance at December 31, 1999                                 5,350,000    $5,350       41,251            -            -      46,601

Recapitalization of Company resulting from reverse merger
  transaction with Auteo Media, Inc. and common stock to be
  issued                                                             -         -     (735,401)     835,000            -      99,599

Issuance of common stock for services in September, November
  and December 2000 at prices ranging from $1.75 to $2.625      67,000        67      151,568            -            -     151,635

Sale of common stock under subscription agreements                   -         -            -      329,980            -     329,980

Net loss for the year                                                -         -            -            -     (533,421)   (533,421)
                                                             ---------    ------    ---------   ----------    ---------   ---------
Balance at December 31, 2000                                 5,417,000    $5,417    $(542,582)  $1,164,980    $(533,421)  $  94,394
                                                             =========    ======    =========   ==========    =========   =========




    The accompanying notes are an integral part of this financial statements.


                               Auteo Media, Inc.

                            STATEMENTS OF CASH FLOWS

                                  December 31,



                                                                                         2000            1999
                                                                                     -----------      ----------
 Increase (Decrease) in Cash
 Cash flows from operating activities
      Net earnings (loss)                                                              $(533,421)      $ 157,842
      Adjustments to reconcile net earnings (loss) to
           net cash provided by (used in) operating activities
             Depreciation and amortization                                                73,910          42,355
             Issuance of common stock for services                                       151,635               -
             (Gain) Loss on disposal of equipment                                           (660)          2,002
             Changes in assets and liabilities
                Accounts receivable                                                      (26,454)        (15,367)
                Inventories                                                              (18,000)         (2,000)
                Prepaid expenses and other assets                                         (8,955)              -
                Accounts payable                                                           4,931          23,707
                Related party payables                                                    87,863               -
                Accrued liabilities                                                       11,517          (4,239)
                                                                                     ------------     ----------

                Net cash provided by (used in) operating activities                     (257,634)        204,300
                                                                                     ------------     ----------

 Cash flows from investing activities
      Purchase of equipment                                                             (113,149)        (42,706)
      Proceeds from sale of equipment                                                      4,017           4,918
      Purchase of intangible assets                                                            -          (2,500)
                                                                                     ------------     ----------

                Net cash used in investing activities                                   (109,132)        (40,288)
                                                                                     ------------     ----------
 Cash flows from financing activities
      Payments on shareholder note payable                                                (2,056)        (11,258)
      Proceeds from issuance of shareholder note payable                                  67,521               -
      Proceeds from sale of common stock subscriptions                                   329,980               -
      Shareholder's distributions                                                              -        (172,600)
                                                                                     ------------     ----------

                Net cash provided by (used in) financing activities                      395,445        (183,858)
                                                                                     ------------     ----------

 Net increase (decrease) in cash                                                          28,679         (19,846)

 Cash at beginning of period                                                              11,008          30,854
                                                                                     ------------     ----------

 Cash at end of period                                                                 $  39,687       $  11,008
                                                                                     ============     ==========
 Supplemental disclosure of cash flow information
      Cash paid for interest                                                           $     965       $   7,200
                                                                                     ============     ==========
 Non-cash investing and financing activities
      Net assets acquired in conjunction with merger transaction                       $  99,599       $       -
      and contribution of related party payable                                      ============     ==========





   The accompanying notes are an integral part of these financial statements.

                                Auteo Media, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Auteo Media, Inc. (the Company), a Nevada Corporation, is an online and point-of-purchase automotive communications and commerce company that connects buyers and sellers of autos, vans and trucks and aftermarket accessories. The Company operates under the trade name "Dealer Specialties" and prepares sticker labels for auto dealers throughout Washington and California for purposes of advertising car features to potential customers. Additionally, the Company operates websites and web postings for various car dealers whereby cars are offered for sale over the Internet.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1.       PRESENTATION
         ------------

Prior to February 29, 2000, the Company was known as Flintrock Financial Services, Inc. On February 29, 2000, the Company entered into a share exchange agreement with TYSA Corporation (TYSA) whereby the Company purchased 82.5% of TYSA's outstanding common stock for cash consideration of $835,000 and 2,100,000 shares of the Company's common stock. In conjunction with the merger, the majority shareholders of TYSA were appointed to the Board of Directors and assumed control of the operations and management of the resulting company, Auteo Media, Inc. The transaction was accounted for as a reverse acquisition and resulted in TYSA becoming the accounting acquirer, whereby the historical financial statements of Auteo Media, Inc. become those of TYSA. Accordingly, the financial statements include the accounts of TYSA as of and for the years ended December 31, 2000 and 1999.

In conjunction with the merger and recapitalization of Auteo Media, TYSA's shares of issued and outstanding common stock was retroactively restated into shares of Auteo Media's common stock as described in note A8. The net assets acquired in the merger and recapitalization transaction with Auteo Media totaled $99,599.

2.       ACCOUNTS RECEIVABLE
         -------------------

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is provided. If amounts become uncollectible, they will be charged to operations when that determination is made.

3.       INVENTORIES
         -----------

Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out method. The Company's inventories consist primarily of sticker labels.

4.       REVENUE RECOGNITION
         -------------------

Revenue is derived primarily from the sale of sticker labels. Revenue is recognized when the labels are delivered to the customer.

                                Auteo Media, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

5.       PROPERTY AND EQUIPMENT
         ----------------------

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of property and equipment are as follows:

          Computer  equipment      3 years
          Office equipment         5 years
          Automobiles              3 years

6.       ADVERTISING
         -----------

Advertising   costs  are  expensed  as  incurred.   Advertising   expenses  were
approximately $28,700 and $22,020 for the years ended December 31, 2000 and 1999, respectively.

7.       RESEARCH AND DEVELOPMENT
         ------------------------

All expenditures for research and development costs are expensed as incurred. Research and development expenses were approximately $127,000 and $5,400 for the years ended December 31, 2000 and 1999, respectively.

8.       EARNINGS (LOSS) PER SHARE
         -------------------------

Earnings (Loss) per share are based on the weighted average number of shares outstanding during each period and income (loss) available to common stockholders. The weighted average number of shares outstanding was 5,364,863 and 5,350,000 for the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000 and 1999, there were no dilutive shares outstanding. Additionally, the computation for loss per share assuming dilution for the year ended December 31, 2000 was anti-dilutive; and therefore, is not included.

Prior to the merger described in note A1, Auteo Media had 10,500,000 shares outstanding. In conjunction with the merger and recapitalization of the Company, the founding shareholders of the Company rescinded shares of common stock totaling 7,250,000 and issued 2,100,000 common shares to the shareholders of TYSA. The resulting common shares outstanding of 5,350,000 have been retroactively restated in conjunction with the recapitalization of the Company, as if the transaction had occurred at the beginning of 1999.

9.       USE OF ESTIMATES
         ----------------

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

10.      SHAREHOLDER DISTRIBUTIONS
         -------------------------

For periods prior to the merger transaction described in note A1, distributions to the Company's shareholder were considered a reduction from retained earnings to the extent that the Company had retained earnings. Distributions in excess of retained earnings are accounted for as a reduction in additional contributed capital.

                                Auteo Media, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

11.      RECLASSIFICATIONS
         -----------------

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.


NOTE B - MANAGEMENT PLANS

As of and for the year ended December 31, 2000, the Company had a net loss of $533,421 and negative working capital of $52,401. For the year ended December 31, 2000, the Company used cash from operating activities and investing activities totaling $257,634 and $109,132, respectively. The Company continues to incur expenses to develop and test its website and ContactAuto software as well as expand its sticker label business to auto dealers into new markets. The Company will need to raise additional capital to fund its operations and may seek such additional funding through equity or debt financing. In January and February 2001, as described in note K, the Company raised an additional $400,000 through the sale of common stock. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure adequate funding and generate cash flow from operations. There can be no assurance that such additional funding will be available or that the Company's operations will generate positive cash flow.


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:



                                                                 2000                1999
                                                             --------------      -----------
    Computer equipment                                       $    87,196         $    35,928
    Office equipment                                              32,609              10,561
    Automobiles                                                   59,980              35,907
    Other property                                                 7,250                  -
                                                             --------------      -----------
                                                                 187,035              82,396

    Less accumulated depreciation                                 69,172              24,324
                                                             --------------      -----------

                                                             $   117,863         $    58,072
                                                             ==============      ===========

                                Auteo Media, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999



NOTE D - INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:


                                                                 2000                1999
                                                             --------------      -----------

    Covenant not to compete                                  $    49,000         $    49,000
    Goodwill                                                      49,000              49,000
    Franchise rights                                               2,500               2,500
    Other                                                            863                 863
                                                             --------------      -----------
                                                                 101,363             101,363

    Less accumulated amortization                                 81,436              57,527
                                                             --------------      -----------

                                                             $    19,927         $    43,836
                                                             ==============      ===========



Goodwill represents the excess cost of acquiring the assets of NW Dealer Specialties over the fair value of net assets acquired on the date of acquisition (November, 1997), which is amortized using a straight-line method over five years. The covenant not to compete was also acquired in conjunction with the purchase of NW Dealer Specialties, which is amortized using a straight-line method over the three year term of the agreement. The Company periodically reviews intangible assets to assess recoverability. Impairment is recognized in operating results if expected future operating undiscounted cash flows of the acquired assets is less than the carrying value of the assets.


NOTE E - RELATED PARTY PAYABLES

The Company entered into two unsecured note payable agreements with its President and Chief Executive Officer totaling $50,000 as of December 31, 2000. The notes are payable in two installments of $25,000 in April and October 2001 and accrue interest at 14% per annum.

At December 31, 1999, the Company had an unsecured note payable to a stockholder totaling $84,134. The note was forgiven in conjunction with the merger transaction described in note A1.

The Company has deferred salaries and bonuses due to officers totaling $87,863 at December 31, 2000.

                                Auteo Media, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999



NOTE F - COMMITMENTS

The Company conducts a portion of its operations in leased facilities and with equipment classified as operating leases. The following is a schedule by years of approximate minimum rental payments under such facility and equipment operating leases, which expire at various dates through 2005.

        Year ending December 31,
----------------------------------------

                  2001                      $  106,100
                  2002                         107,500
                  2003                         105,400
                  2004                         111,100
                  2005                          28,300
                                           -----------

     Total minimum payments required       $   458,400
                                           ===========

The leases provide for payment of taxes and other expenses by the Company. Rent expense for leased facilities and equipment totaled approximately $77,000 and $7,800 for the years ended December 31, 2000 and 1999, respectively.


NOTE G - STOCK SUBSCRIPTIONS

At December 31, 2000, the Company has raised $1,164,980 through a private placement offering of its common stock. This involved the sale of 194,163 shares of Restricted Stock at a price of $6.00 per share and 194,163 warrants to purchase one share of common stock for $8.00 per share for a period of one year. Of this amount, $835,000 was used to finance the purchase of shares of TYSA Corporation, with the remaining $329,980 used to fund the operations of the Company.


NOTE H - RETIREMENT PLAN

The Company has a Simple IRA plan covering all employees who meet the qualifications. The Company matches 100% of the first 3% of an employees deferred compensation. Contributions by the Company totaled $3,592 and $497 for the years ended December 31, 2000 and 1999, respectively.


NOTE I - STOCK OPTIONS

In 2000, the Company authorized the 2000 Stock Option Plan (the Plan). Under the terms of the Plan, awards may be granted to officers, directors, and employees of the Company and consultants, agents, advisors and independent contractors who provide services to the Company. A maximum of 1,000,000 shares of common stock are available for issuance under the Plan. The options are granted at exercise prices not less than 100% of the fair market value of the Company's common stock on the date of the grant. The options vest 25% after one year of fulltime employment and monthly thereafter, vesting in full after four years. Options expire ten years from date of grant.

                                Auteo Media, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999



NOTE I - STOCK OPTIONS - Continued

The Company has adopted the disclosure only provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans and generally does not recognize compensation expense for its stock-based compensation plans. The fair value of option grants for SFAS 123 is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2000; 75% volatility, 5% risk free interest rate, ten year life and zero percent dividend yield. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss and loss per share would not have changed by material amounts.

A summary of the Company's stock option plan's activity is as follows for the year ended December 31, 2000:



                                                                   Weighted
                                                                    average
                                               Shares            exercise price
                                         ----------------      -----------------

    Outstanding at beginning of year                -          $           -
    Granted                                   276,000                     2.43
    Forfeited                                  (5,000)                    2.36
                                         ----------------      -----------------

    Outstanding at end of year                271,000          $          2.43
                                         ================      =================

    Options exercisable at end of year              -          $           -
                                         ================      =================

    Weighted-average fair value of
      options granted during the year                          $          1.99
                                                               =================


The following is a summary of stock options outstanding at December 31, 2000:


                                 Options Outstanding
                 --------------------------------------------------------
                                     Weighted-Average       Number of
    Exercise         Number              Remaining           Options
     Price         Outstanding       Contractual Life      Exercisable
--------------   ---------------  ---------------------  ----------------

     $2.44             263,500          9.72 years                 -
     $2.25               5,000          9.75 years                 -
     $1.875              2,500          9.84 years                 -

                                Auteo Media, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999



NOTE J - INCOME TAXES

The Company accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the liability method of accounting for income taxes, deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

For the period January 1, 2000 through February 29, 2000, TYSA had made an election under Subchapter S of the Internal Revenue Code. Under this section, income taxes on net earnings were payable personally by the stockholder; therefore, operations during those periods are not accounted for under the liability method. As of December 31, 1999, had such taxes been payable by the Company, they would have approximated $61,500.

The income tax provision reconciled to the tax computed at the statutory federal rate for the year ended December 31, 2000 is approximately as follows:


    Tax benefit at statutory rate                   $    (181,300)
    Permanent differences                                   1,100
    S-Corporation period income                             6,100
    Increase in valuation allowance                       174,100
                                                    -----------------

                                                    $          -
                                                    =================

The components of deferred tax assets and liabilities are approximately as follows at December 31, 2000:

    Deferred tax assets (liabilities)
       Net operating loss carry forwards                        $     123,300
       Stock options issued to consultants for services                51,500
       Depreciation and amortization                                     (700)
       Less valuation allowance                                      (174,100)
                                                                ----------------

                                                                $          -
                                                                ================

The Company has established a valuation allowance of $174,100 as of December 31, 2000 due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets. At December 31, 2000, the Company had an operating loss carryforward of approximately $363,000 available to offset future taxable income, which expires in 2020. Utilization of these carryforwards are dependent on future taxable income and could further be limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code 382.


NOTE K - SUBSEQUENT EVENTS

In January and February 2001, the Company raised $400,000 from the sale of 759,209 restricted shares of the Company's common stock.

EXHIBIT INDEX


EXHBIT 10.   EMPLOYMENT AGREEMENT WITH STEVE VAN LEEUWEN