Form 10QSB
period 2001-03-31
AUTEO MEDIA INC
filed 2001-05-11
CIK 1093677

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                         COMMISSION FILE NUMBER: 0-27229


                              AUTEO MEDIA, INC. fka
                       FLINTROCK FINANCIAL SERVICES, INC.
                       ----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       NEVADA                                            88-0409163
----------------------                      ------------------------------------
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

THERE ARE 6,450,372 SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 11, 2001.

                               TABLE OF CONTENTS
                               -----------------

                                                                            Page
                                                                            ----

PART I     FINANCIAL INFORMATION

  Item 1   Financial Statements

            Condensed Balance Sheets at March 31,
            2001 (unaudited) and December 31, 2000                           1

            Condensed Statements of Operations for the three
            months ended March 31, 2001 and 2000 (unaudited)                 2

            Condensed Statements of Cash Flows for the three
            months ended March 31, 2001 and 2000 (unaudited)                 3

            Notes to Condensed Financial Statements                          4

  Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              5

PART II    OTHER INFORMATION

SIGNATURES                                                                  11

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           The unaudited financial statements for the quarter ended March 31, 2001, prepared by management, and expressed in U.S. Dollars, are as follows:


                                AUTEO MEDIA, INC.

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                        March 31,
                                                                          20001              December 31,
                                                                       (unaudited)               2000
                                                                       -----------           ------------

CURRENT ASSETS
     Cash                                                              $  213,700            $   39,687
     Accounts receivable - net                                            115,437                75,050
     Inventories                                                           19,250                27,000
     Prepaid expenses                                                         312                   450
                                                                       ----------            ----------

               Total current assets                                       348,699               142,187

EQUIPMENT AND FURNITURE - net                                             150,113               117,863

OTHER ASSETS - net
     Intangible assets-net                                                 17,352                19,927
     Other assets                                                           9,005                 9,005
                                                                       ----------            ----------
                                                                       $  525,169            $  288,982
                                                                       ==========            ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                  $   20,336            $   32,778
     Accrued liabilities                                                   22,031                23,947
     Related party payables                                               139,613               137,863
                                                                       ----------            ----------

               Total current liabilities                                  181,980               194,588

STOCKHOLDERS' EQUITY
     Common stock authorized, 25,000,000 shares $.001 par value             6,450                 5,417
     Additional contributed (distributed) capital                       1,068,551              (542,582)
     Stock subscriptions                                                        -             1,164,980
     Accumulated deficit                                                 (731,812)             (533,421)
                                                                       ----------            ----------
         Total stockholders' equity                                       343,189                94,394
                                                                       ----------            ----------

                                                                       $  525,169            $  288,982
                                                                       ==========            ==========

     The accompanying notes are an integral part of these statements.




                                AUTEO MEDIA, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                 Three months ended
                                                                      March 31
                                                               --------------------------
                                                                 2001             2000
                                                               ---------        ---------


Net revenues                                                   $ 302,585         $211,860
Cost of revenues                                                  31,453           16,294
                                                               ---------         --------

          Gross profit                                           271,132          195,566

Operating expenses
  Selling, general and administrative                            451,549          211,800
  Depreciation and amortization                                   17,547           11,676
                                                               ---------         --------
                                                                 469,096          223,476
                                                               ---------         --------

          Operating (loss)                                      (197,964)         (27,910)

Other income (expense)
    Interest expense                                              (1,750)            (965)
    Other                                                          1,323            2,069
                                                               ---------         --------
                                                                    (427)           1,104
                                                               ---------         --------

          NET LOSS                                             $(198,391)        $(26,806)
                                                               =========         ========

          Net loss per share, basic and diluted                $  (0.033)        $ (0.002)
                                                               =========         ========


        The accompanying notes are an integral part of these statements.




                                AUTEO MEDIA, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Three months ended
                                                                                      March 31,
                                                                             ------------------------------
                                                                                2001                 2000
                                                                             ----------            --------

Increase (Decrease) in Cash
Cash flows from operating activities:
     Net loss                                                                $ (198,391)           $(26,806)
     Adjustments to reconcile net loss to net
          cash used in operating activities
            Depreciation and amortization                                        17,547              11,676
            Loss (Gain) on sale of equipment                                        900              (1,419)
            Issuance of common stock for services                                27,500                   -
            Changes in assets and liabilities
              Accounts receivable                                               (40,387)            (29,893)
              Inventories                                                         7,750                   -
              Prepaid expenses and other assets                                     138              (8,115)
              Other assets                                                                           (8,505)
              Accounts payable                                                  (12,442)             (5,496)
              Accrued liabilities                                                  (166)             23,633
                                                                             ----------            --------
                Net cash used in operating activities                          (197,551)            (44,925)
                                                                             ----------            --------

Cash flows from investing activities:
     Purchase of equipment                                                      (28,436)            (26,963)
     Proceeds from sale of equipment                                                  -               4,017
                                                                             ----------            --------
                Net cash used in investing activities                           (28,436)            (22,946)
                                                                             ----------            --------

 Cash flows from financing activities:
     Payments on shareholder note payable                                             -              (2,056)
     Proceeds from common stock subscribed                                      400,000             950,000
     Distributions to shareholder                                                     -            (835,000)
                                                                             ----------            --------
                Net cash provided by financing activities                       400,000             112,944
                                                                             ----------            --------
 Net increase in cash                                                           174,013              45,073
                                                                             ----------            --------
 Cash at beginning of period                                                     39,687              11,008
                                                                             ----------            --------
 Cash at end of period                                                       $  213,700            $ 56,081
                                                                             ==========            ========

 Non cash investing and financing activities:

     Minority interest owned by TYSA shareholders                            $        -            $  8,155
                                                                             ==========            ========
     Issuance of common stock for TYSA common stock                          $        -            $  2,100
                                                                             ==========            ========
     Distribution of common stock to TYSA shareholder                        $        -            $ (2,100)
                                                                             ==========            ========
     Additional contributed capital through forgiveness of
          shareholder note and accounts payable                              $        -            $ 82,078
                                                                             ==========            ========
     Issuance of common stock for purchase of assets                         $   19,686            $      -
                                                                             ==========            ========


        The accompanying notes are an integral part of these statements.


                               AUTEO MEDIA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1.  FINANCIAL STATEMENTS

The unaudited condensed financial statements of Auteo Media, Inc. fka Flintrock Financial Services, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001. The accompanying unaudited condensed financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company, filed on March 28, 2001.


NOTE 2.  NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding available to common shareholders during each quarter. The weighted average shares for computing the Company's basic loss per share were 5,982,828 and 11,192,308 for the three months ended March 31, 2001 and 2000, respectively. In conjunction with the merger and recapitalization of the Company in 2000, the founding shareholders of Auteo Media rescinded shares of common stock totaling 7,250,000. As of March 31, 2001 and 2000, the Company has 489,500 and 0 stock options outstanding, respectively, of which none were exercisable at March 31, 2001.

Because of the net loss for the three months ended March 31, 2001 and 2000, common stock equivalent shares were not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.


NOTE 3.  ACQUISITION

On March 15, 2001, the Company acquired substantially all of the assets of NW Carnet, Inc. d.b.a NWCarnet, consisting primarily of computer equipment and software, in exchange for 30,000 shares of the Company's common stock. The acquisition has been accounted for under the purchase method of accounting. The total acquisition cost of $19,686 equaled the fair value of assets acquired.


NOTE 4.  STOCK SUBSCRIPTIONS AND COMMON STOCK

As of March 31, 2001, the Company has raised $400,000 through a sale of 759,209 shares of its common stock. Additionally, the Company issued 50,000 shares of common stock to legal counsel for the fair value of services received totaling $27,500.

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

OVERVIEW
We are an online and point-of-purchase automotive communications and commerce company that connects buyers and sellers of autos, vans and trucks and aftermarket accessories, capturing revenue at multiple stages in the process. Our California and Northwest Dealer Specialties business collects automotive data and digital pictures and prints customized window labels on behalf of car dealerships. The data is sent to multiple automotive internet sites including the dealership in some cases. The Company promotes and creates verbal and e-mail based communications between consumers and sellers of autos. Dealerships can track and manage these communications with its customer relationship management system ContactAuto. This software is Internet based and accessed through certain wireless, Internet ready devices. Through our PC based Web site, www.autoloco.com, and our wireless website www.pocketauto.com, consumers can view the window labels of over 400,000 used vehicles and access an estimated five million new vehicles from dealerships across the United States. They can research pricing, receive insurance and loan rates and other information. Additionally, the Company will offer aftermarket auto accessories through its e-commerce site www.partcart.com.

We derive the majority of our revenues from dealerships paying us for our data collection and window label services. This revenue is collected at the time the service is provided and is not dependant upon the sale of the vehicle. For the three months ended March 31, 2001 and 2000, revenues from related products and services were $303 thousand and $212 thousand, respectively. We believe our ability to increase our revenues is directly related to the number of subscribing dealers in our networks and geographic areas and the services, existing and new, we are able to market to them.

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES
Revenues increased to $302.6 thousand from $211.9 thousand for the three months ended March 31, 2001 and 2000 respectively. This represents an increase of $90.7 thousand or 43% for the three months ended. This growth can be attributed to market penetration in Washington and in California of its Dealer Specialties business unit.

GROSS PROFIT
Gross profit increased to $271.1 thousand from $195.6 thousand for the three months ended March 31, 2001 and 2000, respectively. This represents an increase of $75.5 thousand or 39% for the three months ended. This increase is attributed to the increase in sales. The Company now incurs additional costs for digital pictures placed onto partner web sites that has a small effect on gross profits as a percent of revenues.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased to $451.5 thousand from $211.8 thousand for the three months ended March 31, 2001 and 2000, respectively. This represents an increase of $239.7 thousand or 113% for the three months ended. This increase can be attributed to increased costs associated with the acquisition of NWCarNet, lease payments for office space, increased accounting, legal and other consulting fees, additional labor costs to handle the increased demand for the Company's products and services in existing and new areas and cash and stock incentives to further and complete research and development of the Company's new business units that were not reflected in the same period of 2000. The Company will continue to invest in the lucrative California market with the goal of achieving profitability in this region in 2001.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization expenses increased to $17.5 thousand from $11.7 thousand for the three months ended March 31, 2001 and 2000, respectively. This represents an increase of $5.8 thousand or 50% for the three months ended March 31, 2001. This increase can be attributed to the addition of equipment to support the Company's growth.

NET EARNINGS (LOSS)
Net loss increased from $26.8 thousand for the three months ended March 31, 2000 to a net loss of $198.4 thousand for the three months ended March 31, 2001. The decrease in earnings is the result of the Company investing in its expansion into the California market, software development and improvements to existing services. The Company also began a program to pay certain vendors with restricted shares of the Company stock in exchange for services in the amount of $27,500.

RESEARCH AND DEVELOPMENT
The Company completed work on all versions of its development program, including; ContactAuto(TM), PartCart(TM), and www.autoloco.com. All programs are available for sales with revenues occurring from its ContactAuto and PartCart software and commerce sites. The Company will continue to improve upon its products and services and it adds new customers but will attempt to decrease research and development spending as products are completed.

LIQUIDITY AND CAPITAL RESOURCES
During the three months ended March 31, 2001, the Company incurred negative cash flow from operations of $197.6 thousand compared to negative cash generated from operations of $44.9 thousand for the three months ended March 31, 2000. The net cash used in operating activities was primarily attributed to increased costs related to the expanding of the business as noted in the results of operations. Net cash used in investing activities for the three months ended March 31, increased from $22.9 thousand in 2000 to $28.4 thousand in 2001. The increase is attribute to the Company purchasing additional equipment to support its growth. Net cash provided by financing activities for the three months ended March 31, was $400 thousand in 2001 compared to net cash provided by financing activities of $112.9 thousand in 2000. The Company commenced a private placement of its common stock for $0.53 per share of 144k Restricted Stock during the first quarter of 2001, which resulted in receipt of $400,000 for stock subscriptions.

At March 31, 2001, the total of our cash and cash equivalents was $330 thousand compared to $114.7 for the same period in 2000, an increase of 188%. Current liabilities decreased to $182 thousand in March 31, 2001 from $194.6 for the same period in 2000. Capital requirements vary materially from those currently planned. The Company is currently seeking additional financing and is seeking such commitments. We have no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. Any additional equity financing may be dilutive to our stockholders. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations or our anticipated expansion, which could have a material adverse effect on our business, results of operations and financial condition.

LEASE AND LEASEHOLD IMPROVEMENTS
The Company continues to maintain its lease dated April 15, 2000, with Teachers Insurance & Annuity Association of America, Inc. Terms of the Lease were for a period of five years at a monthly rate of $6,508 for years one and two, increasing approximately 10% thereafter. The premises are for 5,446 square feet of which approximately 500 is warehouse space. The space is required to house development, administrative and marketing personnel.

ACQUISITION
On March 15, 2001, the Company acquired substantially all of the assets of NW Carnet, Inc. d.b.a. NWCarnet, consisting primarily of computer equipment and software, in exchange for 30,000 shares of the Company's common stock. The total acquisition cost of $19,686 equaled the fair value of assets acquired. Auteo Media acquired two technologies in auto dealer web site development and in auto part commerce that fit strategically with our existing product offering. Additionally, the Company acquired approximately 25 customers of NWCarNet. Auteo Media will continue to pursue companies for acquisition that fit our product and services portfolio.

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

Dated this 11th day of May, 2001.


                           AUTEO MEDIA, INC.


                            By: /s/ STEVE VAN LEEUWEN
                               ---------------------
                                    Steve Van Leeuwen
                                    President