Form 10QSB
period 2001-06-30
AUTEO MEDIA INC
filed 2001-08-10
CIK 1093677

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                         COMMISSION FILE NUMBER: 0-27229


                              AUTEO MEDIA, INC. fka
                       FLINTROCK FINANCIAL SERVICES, INC.
             ______________________________________________________
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       NEVADA                                            88-0409163
_______________________                     ____________________________________
(STATE OF ORGANIZATION)                     (I.R.S. EMPLOYER IDENTIFICATION NO.)


                          22125 17th Avenue S.E., Suite 105
                               Bothell, WA 98021
                    ________________________________________
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                (425) 415-1694
              __________________________________________________
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X

THERE ARE 6,450,372 SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 10, 2001.

                               TABLE OF CONTENTS
                               -----------------

                                                                            Page
                                                                            ----

PART I     FINANCIAL INFORMATION

  Item 1   Financial Statements

            Condensed Balance Sheets at June 30,
            2001 (unaudited) and December 31, 2000                           1

            Condensed Statements of Operations for the three
            months and six months ended June 30, 2001 and
            2000 (unaudited)                                                 2

            Condensed Statements of Cash Flows for the six
            months ended June 30, 2001 and 2000 (unaudited)                  3

            Notes to Condensed Financial Statements                          4

  Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              5

PART II    OTHER INFORMATION

SIGNATURES                                                                  11

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           The unaudited financial statements for the quarter ended June 30, 2001, prepared by management, and expressed in U.S. Dollars, are as follows:


                                AUTEO MEDIA, INC.

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                         June 30,
                                                                          2001               December 31,
                                                                       (unaudited)               2000
                                                                       -----------           ------------

CURRENT ASSETS
     Cash                                                              $  170,085            $   39,687
     Accounts receivable - net                                            122,916                75,050
     Inventories                                                           24,918                27,000
     Prepaid expenses                                                       2,425                   450
                                                                       ----------            ----------
                Total current assets                                      320,344               142,187

EQUIPMENT AND FURNITURE - net                                             144,969               117,863

OTHER ASSETS
     Intangible assets-net                                                 17,152                19,927
     Other assets                                                           9,005                 9,005
                                                                       ----------            ----------
               Total assets                                            $  491,470            $  288,982
                                                                       ==========            ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                  $   30,939            $   32,778
     Accrued liabilities                                                   39,069                23,947
     Related party payables                                               138,863               137,863
                                                                       ----------            ----------
               Total current liabilities                                  208,871               194,588

STOCKHOLDERS' EQUITY
     Common stock authorized, 25,000,000 shares $.001 par value             6,450                 5,417
     Additional contributed (distributed) capital                       1,068,551              (542,582)
     Stock subscriptions                                                        -             1,164,980
     Accumulated deficit                                                 (792,402)             (533,421)
                                                                       ----------            ----------
               Total stockholders' equity                                 282,599                94,394
                                                                       ----------            ----------
                     Total liabilities and stockholders' equity        $  491,470            $  288,982
                                                                       ==========            ==========

     The accompanying notes are an integral part of these statements.




                                AUTEO MEDIA, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                 Three months ended              Six months ended
                                                                      June 30,                        June 30,
                                                               --------------------------      --------------------------
                                                                 2001             2000           2001             2000
                                                               ---------        ---------      ---------        ---------


Net revenues                                                   $ 372,808        $ 224,855      $ 675,393        $ 436,715
Cost of revenues                                                  37,268           36,438         68,721           52,732
                                                               ---------        ---------      ---------        ---------
          Gross profit                                           335,540          188,417        606,672          383,983

Operating expenses
  Selling, general and administrative                            376,479          305,100        828,028          516,900
  Depreciation and amortization                                   20,432           25,940         37,979           37,616
                                                               ---------        ---------      ---------        ---------
                                                                 396,911          331,040        866,007          554,516
                                                               ---------        ---------      ---------        ---------
          Operating loss                                         (61,371)       (142,623)       (259,335)       (170,533)

Other income (expense)
    Interest expense                                              (1,750)               -         (3,500)            (965)
    Other                                                          2,531              286          3,854            2,355
                                                               ---------        ---------      ---------        ---------
                                                                     781              286            354            1,390
                                                               ---------        ---------      ---------        ---------
          NET LOSS                                             $( 60,590)       $(142,337)     $(258,981)       $(169,143)
                                                               =========        =========      =========        =========
          Net loss per share, basic and diluted                $  (0.010)       $  (0.011)     $  (0.042)       $  (0.014)
                                                               =========        =========      =========        =========


        The accompanying notes are an integral part of these statements.




                                AUTEO MEDIA, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Six months ended
                                                                                        June 30,
                                                                             ------------------------------
                                                                                2001                 2000
                                                                             ----------            --------

Increase (Decrease) in Cash
Cash flows from operating activities:
     Net loss                                                                 $(258,981)         $ (169,143)
     Adjustments to reconcile net loss to net
          cash used in operating activities
            Depreciation and amortization                                        37,979              37,616
            Loss (Gain) on sale of equipment                                        977              (1,419)
            Issuance of common stock for services                                27,500                   -
            Changes in assets and liabilities
              Accounts receivable                                               (47,866)            (34,851)
              Inventories                                                         2,082               7,500
              Prepaid expenses and other assets                                 ( 1,975)             (8,505)
              Related party payables                                             26,000                   -
              Accounts payable                                                  ( 1,839)              3,381
              Accrued liabilities                                                15,122              29,940
                                                                              ---------          ----------
                Net cash used in operating activities                          (201,001)           (140,481)
                                                                              ---------          ----------

Cash flows from investing activities:
     Purchase of equipment                                                      (41,101)            (73,916)
     Purchase of franchise rights                                               ( 2,500)                  -
     Proceeds from sale of equipment                                                  -               4,017
                                                                              ---------          ----------
                Net cash used in investing activities                           (43,601)            (69,899)
                                                                              ---------          ----------

 Cash flows from financing activities:
     Payments on shareholder note payable                                       (25,000)             (2,056)
     Proceeds from common stock subscribed                                      400,000           1,150,000
     Distributions to shareholder                                                     -            (835,000)
                                                                              ---------          ----------
                Net cash provided by financing activities                       375,000             312,944
                                                                              ---------          ----------
 Net increase in cash                                                           130,398             102,564
                                                                              ---------          ----------
 Cash at beginning of period                                                     39,687              11,008
                                                                              ---------          ----------
 Cash at end of period                                                        $ 170,085          $  113,572
                                                                              =========          ==========

 Non cash investing and financing activities:

     Cash paid for interest                                                   $   3,500          $        -
                                                                              =========          ==========
     Issuance of common stock for TYSA common stock                           $       -          $    2,100
                                                                              =========          ==========
     Distribution of common stock to TYSA shareholder                         $       -          $   (2,100)
                                                                              =========          ==========
     Additional contributed capital through forgiveness of
          shareholder note and accounts payable                               $       -          $   82,078
                                                                              =========          ==========


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


NOTE 2.  NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each quarter available to common shareholders. The weighted average shares for computing the Company's basic loss per share were 6,450,372 and 12,600,000 for the three months ended June 30, 2001 and 2000, respectively, and 6,217,891 and 11,896,154 for the six months ended June 30, 2001 and 2000, respectively. Because of the net loss for the three and six months ended June 30, 2001 and 2000, potentially dilutive common stock issuances were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive. As of June 30, 2001 and 2000, there were 0 and 194,163 shares of potentially issueable common stock, respectively.



NOTE 3.  ACQUISITION

On March 15, 2001, the Company acquired substantially all of the assets of NW Carnet, Inc. d.b.a. NWCarnet, consisting primarily of computer equipment and software, in exchange for 30,000 shares of the Company's common stock. The acquisition has been accounted for under the purchase method of accounting. The total acquisition cost of $19,686 equaled the fair value of the assets acquired.


NOTE 4.  STOCK SUBSCRIPTIONS AND COMMON STOCK

As of June 30, 2001, the Company has raised $400,000 through a sale of 759,209 shares of its common stock. Additionally, the Company issued 50,000 shares of common stock to legal counsel for the fair value of services received totaling $27,500.

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

OVERVIEW We are an automotive software and communications company offering online and point-of-purchase marketing, commerce and customer relationship systems to auto dealerships. We capture revenue from dealerships at multiple stages in the process of marketing new and used vehicles to their buyers. Our California and Northwest Dealer Specialties business collects automotive data and digital pictures and prints customized window labels on behalf of car dealerships. The data is sent to multiple automotive internet sites including the dealerships' in some cases. The Company promotes and creates verbal and e-mail based communications between consumers and sellers of autos. Dealerships can track and manage these communications with its customer relationship management system ContactAuto(tm). This software is Internet based and accessed through certain wireless, Internet ready devices. Auteo Media, Inc provides web site management and hosting services through our Go2Dealer software system and Dealerhost data center. The Company provides inventory management and search system development for its regional Internet portals of www.nwautos.com and the wireless version www.pocketauto.com. Additionally, the Company offers "plug-in" software tools such as Mypartlink for existing auto dealership web sites to perform commerce transactions for their in-stock auto accessories.

We derive the majority of our revenues from dealerships paying us for our data collection and window label services. This revenue is collected at the time the service is provided and is not dependant upon the sale of the vehicle. For the six months ended June 30, 2001 and 2000, revenues from all products and services were $675.4 thousand and $436.7 thousand, respectively. For the three months ended June 30, 2001 and 2000, revenues from all products and services were $373 thousand and $225 thousand, respectively. We believe our ability to increase our revenues is directly related to the number of subscribing dealers in our geographic areas and the number of new product and services we are able to effectively make available and market to them.

THREE MONTHS AND SIX MONTHS ENDED June 30, 2001 AND 2000

REVENUES Revenues increased to $675.4 thousand from $436.7 thousand for the six months ended June 30, 2001 and 2000 respectively. This represents an increase of $238.7 thousand or 55% for the six months ended. Revenues increased to $372.8 thousand from $224.9 thousand for the three months ended June 30, 2001 and 2000 respectively. This represents an increase of $147.9 thousand or 66% for the three months ended. This growth can be attributed to market penetration in Washington and in California of our Dealer Specialties business unit and broader acceptance of the Companies new products.

GROSS PROFIT Gross profit increased to $606.7 thousand from $384.0 thousand for the six months ended June 30, 2001 and 2000, respectively. This represents an increase of $222.7 thousand or 58% for the three months ended. Gross profit increased to $335.5 thousand from $188.4 thousand forthe three months ended June 30, 2001 and 2000, respectively. This represents an increase of $147.1 thousand or 78% for the three months ended. This increase is attributed to the increase in revenues and profitability of new product lines.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased to $828.0 thousand from $516.9 thousand for the six months ended June 30, 2001 and 2000, respectively. This represents an increase of $311.1 thousand or 60% for the six months ended. Selling, general and administrative expenses increased to $376.4 thousand from $305.1 thousand for the three months ended June 30, 2001 and 2000, respectively. This represents an increase of $71.3 thousand or 23% for the three months ended. This increase can be attributed to increased costs associated with the acquisition of NWCarNet,lease payments for office space,labor costs to handle the increased demand for the Company's products in existing and new areas and research and development of the Company's new products not reflected in the same period of 2000. The Company will continue to invest in the lucrative California market with the goal of achieving profitability in this region in 2001.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization expenses increased to $37.9 thousand from $37.6 thousand for the six months ended June 31, 2001 and 2000, respectively. This represents a increase of $0.3 thousand or 0.8% for the six months ended June 30, 2001. This increase can be attributed to needs in equipment to support the Company's growth.

NET EARNINGS (LOSS)
Net loss decreased from $142.3 thousand for the three months ended June 30, 2000 to a net loss of $60.6 thousand for the three months ended June 30, 2001. Net loss increased from $169.1 thousand for the six months ended June 30, 2000 to a net loss of $259.0 thousand for the six months ended June 30, 2001. The decrease in earnings is the result of the Company increasing market share in profitable geographic areas and product lines and effective expense management programs. The Company will continue investing in its expansion into the California market, software development and improvements to existing services. The Company is curtailing its program to pay certain vendors with restricted shares of the Company stock in exchange for services.

RESEARCH AND DEVELOPMENT
The Company completed work on key components of its development program, including; Go2Dealer(tm), DealerHost(tm) and www.nwautos.com. These products are available for sale with addition to revenues occurring from its ContactAuto Customer Relationship Managment software and DealerHost hosting services. The Company will continue to improve upon its products and services as it adds new customers but is dedicated toward expanding research and development spending to compliment its current product line.

LIQUIDITY AND CAPITAL RESOURCES
During the six months ended June 30, 2001, the Company incurred negative cash flow from operations of $201.0 thousand compared to negative cash generated from operations of $140.5 thousand for the six months ended June 30, 2000. The net cash used in operating activities was primarily attributed to increased costs related to the expanding of the business as noted in the results of operations. Net cash used in investing activities for the six months ended June 30, decreased from $69.9 thousand in 2000 to $43.6 thousand in 2001. The decrease is attribute to the Company requiring less equipment to support its growth. Net cash provided by financing activities for the six months ended June 30, was $375.0 thousand in 2001 compared to net cash provided by financing activities of $312.9 thousand in 2000. The Company commenced a private placement of its common stock for $0.53 per share of 144k Restricted Stock during the first quarter of 2001, which resulted in receipt of $400,000 from stock subscriptions.

At June 30, 2001, the total of our current assets was $320.4 thousand compared to $142.2 at December 31,2000, an increase of 125%. Cash and receivables for the same period was $293.0 versus $114.7 December 31, 2000, an increase of 154%. Current liabilities increased to $208.9 thousand in June 30, 2001 from $194.6, an increase of 7%. Capital requirements vary materially from those currently planned. The Company is not currently seeking additional financing.

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

WE ARE OPERATING AT A LOSS AND CANNOT ASSURE THAT WE WILL BE PROFITABLE. IF WE CONTINUE TO LOSE MONEY WE MAY BE FORCED TO DECREASE CERTAIN OPERATIONS. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets.

WE CURRENTLY ANTICIPATE THAT OUR CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS WILL BE SUFFICIENT TO MEET OUR ANTICIPATED NEEDS FOR WORKING CAPITAL AND OTHER CASH REQUIREMENTS AT LEAST FOR THE NEXT 12 MONTHS. We may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on our business, results of operations, financial condition and prospects.

COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE. Our market is competitive not only because certain business activities are Internet related with minimal barriers to entry, but also because we compete directly with other companies in the offline environment.

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

SALES OR THE PERCEPTION OF FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE. SINCE THE MARKET PRICES FOR TECHNOLOGY-RELATED STOCKS ARE LIKELY TO REMAIN VOLATILE, OUR STOCK PRICE MAY BE MORE ADVERSELY AFFECTED THAN OTHER COMPANIES BY SUCH FUTURE SALES. We cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. Even if an active trading market does develop, the market price of the common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors and events.Further, the stock markets, and in particular the OTC Bulletin Board, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of such companies. These broad market factors may adversely affect the market price of our common stock. In addition, general economic, political and market conditions such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies with publicly traded securities. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.

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

Dated this 2nd day of August, 2001.


                            AUTEO MEDIA, INC.


                            By: /s/ STEVE VAN LEEUWEN
                               ---------------------
                                    Steve Van Leeuwen
                                    President