Form 10QSB
period 2001-09-30
AUTEO MEDIA INC
filed 2001-11-13
CIK 1093677

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

THERE ARE 6,455,372 SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 2, 2001.

                               TABLE OF CONTENTS
                               -----------------
                                                                            Page
                                                                            ----
PART I     FINANCIAL INFORMATION

  Item 1   Financial Statements

            Condensed Balance Sheets at September 30,
            2001 (unaudited) and December 31, 2000                           1

            Condensed Statements of Operations for the three
            months and nine months ended September 30, 2001 and
            2000 (unaudited)                                                 2

            Condensed Statements of Cash Flows for the nine
            months ended September 30, 2001 and 2000 (unaudited)             3

            Notes to Condensed Financial Statements                          4

  Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              5

PART II    OTHER INFORMATION

SIGNATURES                                                                  10

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           The unaudited financial statements for the quarter ended September 30, 2001, prepared by management, and expressed in U.S. Dollars, are as follows:

                                AUTEO MEDIA, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                      September 30,
                                                                          2001               December 31,
                                                                       (unaudited)               2000
                                                                       -----------           ------------
CURRENT ASSETS
     Cash                                                              $  131,445            $   39,687
     Accounts receivable - net                                            127,004                75,050
     Inventories                                                           21,694                27,000
     Prepaid expenses                                                       9,659                   450
                                                                       ----------            ----------
                Total current assets                                      289,802               142,187

EQUIPMENT AND FURNITURE - net                                             137,451               117,863

OTHER ASSETS
     Intangible assets-net                                                 14,452                19,927
     Other assets                                                           9,005                 9,005
                                                                       ----------            ----------
               Total assets                                            $  450,710            $  288,982
                                                                       ==========            ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                  $   37,475            $   32,778
     Accrued liabilities                                                   26,737                23,947
     Related party payables                                               139,593               137,863
                                                                       ----------            ----------
               Total current liabilities                                  203,805               194,588

STOCKHOLDERS' EQUITY
     Common stock authorized, 25,000,000 shares $.001 par value             6,500                 5,417
     Additional contributed (distributed) capital                       1,069,275              (542,582)
     Stock subscriptions                                                        -             1,164,980
     Accumulated deficit                                                 (828,870)             (533,421)
                                                                       ----------            ----------
               Total stockholders' equity                                 246,905                94,394
                                                                       ----------            ----------
                     Total liabilities and stockholders' equity        $  450,710            $  288,982
                                                                       ==========            ==========

     The accompanying notes are an integral part of these statements.


                                AUTEO MEDIA, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 Three months ended               Nine months ended
                                                                    September 30,                    September 30,
                                                               --------------------------      --------------------------
                                                                 2001             2000           2001             2000
                                                               ---------        ---------      ---------        ---------

Net revenues                                                   $ 416,053        $ 223,270     $1,091,446        $ 659,985
Cost of revenues                                                  34,928            3,461        103,649           56,193
                                                               ---------        ---------      ---------        ---------
          Gross profit                                           381,125          219,809        987,797          603,792

Operating expenses
  Selling, general and administrative                            392,718          418,403      1,220,746          935,303
  Depreciation and amortization                                   20,748           17,807         58,727           55,423
                                                               ---------        ---------      ---------        ---------
                                                                 413,466          436,210      1,279,473          990,726
                                                               ---------        ---------      ---------        ---------
          Operating loss                                         (32,341)        (216,401)      (291,676)        (386,934)

Other income (expense)
    Interest expense                                               (729)               -         (4,229)            (965)
    Other                                                        (3,398)           (5,902)          456           (3,547)
                                                               ---------        ---------      ---------        ---------
                                                                 (4,127)           (5,902)       (3,773)          (4,512)
                                                               ---------        ---------      ---------        ---------
          NET LOSS                                             $(36,468)        $(222,303)    $ (295,449)       $(391,446)
                                                               =========        =========      =========        =========

          Net loss per share                                   $ (0.006)        $  (0.018)    $   (0.046)       $  (0.032)
                                                               =========        =========      =========        =========
          Net loss per share assuming dilution                 $ (0.006)        $  (0.018)    $   (0.046)       $  (0.032)
                                                               =========        =========      =========        =========

        The accompanying notes are an integral part of these statements.



                                AUTEO MEDIA, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Nine months ended
                                                                                      September 30,
                                                                             ------------------------------
                                                                                2001                 2000
                                                                             ----------            --------
Increase (Decrease) in Cash
Cash flows from operating activities:
     Net loss                                                                 $(295,449)         $ (391,446)
     Adjustments to reconcile net loss to net
          cash used in operating activities
            Depreciation and amortization                                        58,727              55,423
            Loss on sale of equipment                                             5,005                 330
            Issuance of common stock for services                                28,275             104,070
            Changes in assets and liabilities
              Accounts receivable                                               (51,954)            (34,422)
              Inventories                                                         5,306             (18,000)
              Prepaid expenses and other assets                                  (9,209)             (8,855)
              Related party payables                                             26,730                   -
              Accounts payable                                                    4,696              18,884
              Accrued liabilities                                                 2,790              42,400
                                                                              ---------          ----------
                Net cash used in operating activities                          (225,083)           (229,616)
                                                                              ---------          ----------

Cash flows from investing activities:
     Purchase of equipment                                                      (55,659)           (108,147)
     Purchase of franchise rights                                                (2,500)                  -
     Proceeds from sale of equipment                                                  -               4,017
                                                                              ---------          ----------
                Net cash used in investing activities                           (58,159)           (104,130)
                                                                              ---------          ----------

 Cash flows from financing activities:
     Payments on shareholder note payable                                       (25,000)             (2,056)
     Proceeds from common stock subscribed                                      400,000           1,180,000
     Distributions to shareholder                                                     -            (835,000)
                                                                              ---------          ----------
                Net cash provided by financing activities                       375,000             342,944
                                                                              ---------          ----------
 Net increase in cash                                                            91,758               9,198
                                                                              ---------          ----------
 Cash at beginning of period                                                     39,687              11,008
                                                                              ---------          ----------
 Cash at end of period                                                        $ 131,445          $   20,206
                                                                              =========          ==========

 Non cash investing and financing activities:

     Cash paid for interest                                                   $   3,500          $        -
                                                                              =========          ==========
     Issuance of common stock for TYSA common stock                           $       -          $    2,100
                                                                              =========          ==========
     Distribution of common stock to TYSA shareholder                         $       -          $   (2,100)
                                                                              =========          ==========
     Additional contributed capital through forgiveness of
          shareholder note and accounts payable                               $       -          $  102,424
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

NOTE 2.  NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each quarter available to common shareholders. The weighted average shares for computing the Company's basic loss per share were 6,454,883 and 12,488,043 for the three months ended September 30, 2001 and 2000, respectively, and 6,293,971 and 12,102,555 for the nine months ended September 30, 2001 and 2000, respectively. Because of the net loss for the three and nine months ended September 30, 2001 and 2000, potentially dilutive common stock issuances were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive. As of September 30, 2001 and 2000, there were 50,250 and 0 shares of potentially issueable common stock.

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

NOTE 4.  STOCK SUBSCRIPTIONS AND COMMON STOCK

As of September 30, 2001, the Company has raised $400,000 through a sale of 759,209 shares of its common stock. Additionally, the Company issued 50,000 shares of common stock to legal counsel for the fair value of services received totaling $27,500 and 5,000 shares to a vendor for the fair value of services received totaling $775.

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

We derive the majority of our revenues from dealerships paying us for our data collection and window label services. This revenue is collected at the time the service is provided and is not dependant upon the sale of the vehicle. For the nine months ended September 30, 2001 and 2000, revenues from all products and services were $1,091.4 thousand and $659.9 thousand, respectively. For the three months ended September 30, 2001 and 2000, revenues from all products and services were $416.0 thousand and $223.2 thousand, respectively. We believe our ability to increase our revenues is directly related to the number of subscribing dealers in our geographic areas and the number of new product and services we are able to effectively make available and market to them.

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES
Revenues increased to $1,091.4 thousand from $659.9 thousand for the nine months ended September 30, 2001 and 2000 respectively. This represents an increase of $431.4 thousand or 65% for the nine months ended. Revenues increased to $416.0 thousand from $223.2 thousand for the three months ended September 30, 2001 and 2000 respectively. This represents an increase of $192.8 thousand or 86% for the three months ended. This growth can be attributed to market penetration in Washington and in California of our Dealer Specialties business unit and broader acceptance of the Companies new products.

GROSS PROFIT
Gross profit increased to $987.7 thousand from $603.7 thousand for the nine months ended September 30, 2001 and 2000, respectively. This represents an increase of $384.0 thousand or 64% for the nine months ended. Gross profit increased to $381.1 thousand from $219.8 thousand for the three months ended September 30, 2001 and 2000, respectively. This represents an increase of $161.3 thousand or 73% for the three months ended. This increase is attributed to the increase in revenues and profitability of new product lines.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased to $1,220.7 thousand from $935.3 thousand for the nine months ended September 30, 2001 and 2000, respectively. This represents an increase of $285.4 thousand or 30% for the nine months ended. Selling, general and administrative expenses decreased to $392.7 thousand from $418.4 thousand for the three months ended September 30, 2001 and 2000, respectively. This represents a decrease of $25.7 thousand or 6% for the three months ended. This decrease can be attributed to decreased costs of labor for the Company's products in existing and new areas due to operational efficiency and lower research and development costs of the Company's new products as they are completed. The Company will continue to invest in the lucrative California market with the goal of achieving profitability in this region fourth quarter of 2001 or first quarter of 2002.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization expenses increased to $58.7 thousand from $55.4 thousand for the nine months ended September 30, 2001 and 2000, respectively. This represents a increase of $3.3 thousand or 6% for the nine months ended September 30, 2001. This increase can be attributed to needs in equipment to support the Company's growth.

NET EARNINGS (LOSS)
Net loss decreased from $222.3 thousand for the three months ended September 30, 2000 to a net loss of $36.4 thousand for the three months ended September 30, 2001. This represents a decrease in net loss of 84%. Net loss decreased from $391.4 thousand for the nine months ended September 30, 2000 to a net loss of $295.4 thousand for the nine months ended September 30, 2001. The decrease in loss is the result of the Company increasing market share in profitable geographic areas and product lines and effective expense management programs. The Company will continue investing in its expansion into the California market, software development and improvements to existing services. The Company is curtailing its program to pay certain vendors with restricted shares of the Company stock in exchange for services.

EBITDA (LOSS)
EBITDA is the primary metric used by the chief operating decision-makers to measure the Company's ability to generate cash flow. EBITDA is defined as earnings, excluding other income, before income taxes, interest, depreciation and amortization charges. Investors should not view EBITDA as an alternative to generally accepted accounting principles, or to cash flows from operating, investing and financing activities as a measure of liquidity. EBITDA decreased from a negative $204.5 thousand for the three months ended September 30, 2000 to a negative $15.0 thousand for the three months ended September 30, 2001. This represents a decrease in EBITDA loss of 93%.

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

LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended September 30, 2001, the Company incurred negative cash flow from operations of $225.0 thousand compared to negative cash generated from operations of $229.6 thousand for the nine months ended September 30, 2000. The net cash used in operating activities was primarily attributed to increased costs related to the expanding of the business as noted in the results of operations. Net cash used in investing activities for the nine months ended September 30, decreased from $104.1 thousand in 2000 to $58.1 thousand in 2001. The decrease is attributed to the Company requiring less equipment to support its growth. Net cash provided by financing activities for the nine months ended September 30, was $375.0 thousand in 2001 compared to net cash provided by financing activities of $342.9 thousand in 2000. The Company commenced a private placement of its common stock for $0.53 per share of 144k Restricted Stock during the first quarter of 2001, which resulted in receipt of $400,000 from stock subscriptions.

At September 30, 2001, the total of our current assets was $289.8 thousand compared to $142.2 at December 31,2000, an increase of 103%. Cash and receivables for the same period was $258.4 versus $114.7 December 31, 2000, an increase of 125%. Current liabilities increased to $203.8 thousand in September 30, 2001 from $194.6, an increase of 4.7%. Capital requirements vary materially from those currently planned. The Company is not currently seeking additional financing but may do so at any time to meet operational and expansion demands.

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

MANAGEMENT
Effective September 1, 2001, the Company entered into an Agreement with Steve Van Leeuwen to extend and define his executive services with the Company as Chairman and Chief Executive Officer of Auteo Media. At the same time, the Company entered into an Agreement with Ron Clayton to define Mr. Claytons' position, serving as President of Auteo Media. Mr. Van Leeuwens' executive services agreement is included as an Exhibit to this document.

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

Dated this 8nd day of November, 2001.


                            AUTEO MEDIA, INC.
                            By: /s/ STEVE VAN LEEUWEN
                               ---------------------
                                    Steve Van Leeuwen
                                    President

                                    EXHIBITS


EXHIBIT         DESCRIPTION

10              Executive Services Agreement - Steve Van Leeuwen