Form 10KSB
period 2001-12-31
AUTEO MEDIA INC
filed 2002-03-11
CIK 1093677

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ ]

Based on the closing sale price of $0.14 for our common stock on the OTC Bulletin Board System on February 13, 2002, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $917,752. As of March 5, 2002, 6,555,372 shares of our common stock were outstanding.

                                AUTEO MEDIA, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


                                      Index

                                                                       PAGE
                                     PART I                           NUMBER

Item 1.    Business                                                       3
Item 2.    Properties                                                    12
Item 3.    Legal Proceedings                                             12
Item 4.    Submission of Matters to a Vote of Security Holders           13

                                     PART II

Item 5.    Market for the Company's Common Equity and Related
           Stockholder Matters                                           13
Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           14
Item 7.    Quantitative and Qualitative Disclosures About
           Market Risk                                                   17
Item 8.    Financial Statements and Supplementary Data                   17
Item 9.    Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure                        17

                                    PART III

Item 10.   Directors and Executive Officers of the Company               18
Item 11.   Executive Compensation                                        18
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                                19
Item 13.   Certain Relationships and Related Transactions                19

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                           20
           Signatures                                                    21

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


OVERVIEW

We are an automotive software and communications company offering online and point-of-purchase marketing, commerce and customer relationship systems to auto dealerships. We capture revenue from dealerships at multiple stages in the process of marketing new and used vehicles to their buyers. Our California and Northwest Dealer Specialties business collects automotive data and digital pictures and prints customized window labels on behalf of car dealerships. The data is sent to multiple automotive internet sites including the dealerships' in some cases. The Company provides data and technology services for some of the largest dealership groups in the country such as AutoNation, Lithia and Sonic Motors, in addition to the Western Washington Toyota Dealers Association. Auteo Media, through its Dealer Specialties affiliation, provides data and window label services for General Motors, Toyota, Chrysler, Saturn, Volkswagen and Lexus certified programs. The Company promotes and creates verbal and e-mail based communications between consumers and sellers of autos. Dealerships can track and manage these communications with our customer relationship management system ContactAuto(tm). This software is Internet based and can be accessed through certain wireless, Internet ready devices. Two of Washington's largest Ford Dealerships are using this system. Auteo Media, Inc provides web site management and hosting services through our Go2Dealer(tm) software system and Dealerhost data center. The Company provides inventory management and search system development for its regional Internet portals of www.nwautos.com. Additionally, the Company offers "plug-in" software tools for dealer's existing web sites such as Mypartlink(tm) to perform commerce transactions for their in-stock auto accessories.

We derive the majority of our revenues from dealerships paying us for our data collection and window label services. This revenue is collected at the time the service is provided and is not dependant upon the sale of the vehicle. We believe our ability to increase our revenues is directly related to the number of subscribing dealers in our geographic areas and the number of new product and services we make available and effectively market to them.

The Company began its data collection business in November of 1997, its online new and pre-owned vehicle locator site in 1998, and its ContactAuto contact management software in November 2000. On March 15, 2001, the Company acquired substantially all of the assets of NW Carnet, Inc. d.b.a. NWCarnet, consisting primarily of computer equipment and software. NWCarnet provided two technologies, auto dealer web site development and auto part commerce, fitting strategically with our existing product offering. Additionally, the Company acquired approximately 25 customers of NWCarnet. Auteo Media will continue to pursue companies for acquisition that fit our product and services portfolio.

In the third quarter of 2001, we entered into an Agreement with Dealer Specialties, Inc., a wholly owned subsidiary of Trader Publishing Corporation, to further the California expansion of our data collection business unit into the Los Angeles area automotive market.

We are a Nevada corporation incorporated in July 1996. Our principal corporate offices are located in Bothell, Washington. We completed the reverse merger between TYSA and Auteo Media in February of 2000 and our common stock is listed on the Over the Counter Bulletin Board, under the symbol "AUTM."

BACKGROUND

The Automotive Vehicle Market. Automotive dealers operate in localized markets. With approximately 22,000 franchised dealers in aggregate and an estimated 56,000 independant dealers, CNW Marketing Research estimated in the year 2000, over sixty-nine million new and used vehicles were sold representing over $740 billion dollars at the retail level. Various sources, in particular NADA (National Automotive Dealer Association) make these statements as to the changing environment of automotive dealerships;

         -  Net profit per pre-owned vehicle is higher than with new,

         - increase in the number of dealer groups representing 15% of the total,

         - increasing advertising and marketing costs that exceed $6 billion in expenditures or over $350 dollars per vehicle,

         -  consolidation continues with 22,150 in 2001 from 22,800 in in 1995.

The Automotive Internet Market. The growth in the use of the Internet has had a profound impact in automotive sales commerce. Web commerce sites are enabling auto dealerships to target and attract a broader customer base, establish ongoing direct customer relations and secure sales. The Internet is a new and growing marketing medium whereby car shoppers can access a vast amount of information such as the price, quality, specification and availability of vehicles. Forrester Research states that research on autos is second only to airline tickets in how consumers use the Internet. Online and email communications can be less; stressful, time consuming and expensive than telephone or one-on-one communications. According to JD Power and Associates, sixty-two percent of all new car buyers in the US go online to research their purchase, up from 54 percent last year. According to Cyber Dialogue, 53 percent of US adult Internet users went online to look for information while buying a car in 2000, up from 41 percent in 1999. Auteo Media believes that email communications is quickly replacing phone calls for requests of information from the dealer. These are new customers and existing customers, better educated and are more prepared for their purchase. They shop and communicate online versus newspapers and telephones, respectively. Car shoppers now search the dealership's inventory on their web site online instead of physically driving to the lot hoping the vehicle exists. According to NADA, over 92 percent of all dealers had a web site compared with 29 percent in 1996. Many dealerships are becoming reliant on Internet exposure of their vehicles and communicating with customers to remain competitive. Most are increasingly shifting resources towards this marketing medium to guarantee these consumers an information-rich shopping experience. NADA estimates that 4.8% of a dealership's marketing budget is spent on the Internet. The Company believes this will increase in relation to the increase in car shoppers using this medium.


THE AUTEO MEDIA SOLUTION

We believe that our products and services improve the vehicle purchasing process for both consumers and dealers. We offer consumers information-rich vehicle data on their favorite Internet sites and point-of-purchase window labels on the vehicle itself. Consumers can locate vehicles, view the window labels online and communicate with the dealer through e-mail or phone. Whether consumers use the Internet or not they can benefit greatly by our window labels displaying all key information about the vehicle. Having the identical information on the Internet as labeled onto the vehicle facilitates improved communication and trust between the consumer and dealership sales personnel. Dealerships recognize the need for digital photography and data listings of their vehicles onto their own web site and onto popular automotive search sites. Most lack the personnel, expertise and equipment to perform this function. We believe dealerships need a system to effectively capture and manage the Internet shopper through the Internet buying process. Auteo Media, Inc. has developed an integrated suite of products satisfying most of the electronic demands of the auto dealership. We believe that we have a competitive advantage in being one of a few companies managing the total electronic, marketing process; from vehicle data collecton to customer relationship management.

Benefits to Consumers. Our advertising exposure of vehicle data and digital photographs provide consumers free of charge, up-to-date and thorough information on tens of thousands of new and pre-owned vehicles. In seconds they can shop by make, model, year, price and dealership. Consumers on the dealership's lot can browse the pre-owned vehicles with the benefit of a window label as on new cars. The options, engine size, media reviews, miles per gallon and price printed on the labels on-site from our company vans. Our services and tools help consumers to be more educated about the vehicle, whether they are on the Internet or physically on the dealership's lot. Verbal and email communications can be more responsive and effective.

Benefits to Dealers. We believe we benefit dealers by reducing their incremental personnel and marketing costs while increasing consumer satisfaction, sales volume and per vehicle profit. Each week, our Account Specialists visit the dealership where they collect the vehicle data into their laptop, take a quality digital photograph, print and apply the custom window label and apply it to the vehicle. Each night the vehicle information is sent over the Internet to a central server where it is displayed on the top Internet web sites (including those of Auteo Media) such as Autotrader(r), Yahoo(r), CarPoint(r), Autobytel(r) and displayed directly onto the dealership web site. We believe the dealership cannot replicate the services we provide in total and their labor and equipment cost would exceed our expense if they tried.

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

Through our Internet sites and through all of the sites where we can send the dealerships vehicles we can provide sales personnel access to a larger number of highly qualified consumers. We believe a dealers' selling costs can be reduced because we provide dealerships access to potential purchasers who have completed their research and should be ready to buy or lease a vehicle. Auteo Media provides dealers with on-site technology to better track sales, inventory, customer solicitations, responses and other communications.

We provide high value and feature rich web sites and management tools for a fraction of the price as those of major providers. Our email and hosting services are of high quality and provide a logital brand extension to our data collection and CRM systems. Our Go2Dealer(tm) software system allows fast and timely update of a dealership's parts, inventory, service, and sales messages of their web site.

We offer dealerships a centralized, single and source for most of the electronic marketing tools required in the Internet age in order to succeed. One or more of our solution is in use by an expanding network of over 250 franchised dealers in Washington and California.



Auteo Media currently provides the following services to automotive dealerships and their consumers:

              [Table depicting programs and services accessible to
                   consumers of Auteo Media's services]

 ------------------------------------------------------- ----------------------------- -------------------------------
                                                         Automotive Shoppers           Automotive Dealerships
 ------------------------------------------------------- ----------------------------- -------------------------------
Creation and Application                                 Better understanding of       Better able to communicate
of Window Labels                                         vehicle                       with shoppers
 ------------------------------------------------------- ----------------------------- -------------------------------
Physical collection of vehicle                                                         Will not have to use internal
data and digital picture                                                               labor and equipment
 ------------------------------------------------------- ----------------------------- -------------------------------
Placement of vehicle data and                            Can view complete vehicle     Can quickly get exposure to
pictures onto multiple                                   data and picture and begin    Internet shoppers searching
Internet sites                                           communications with           for vehicles on many unique
                                                         dealer personnel              Internet sites including
                                                                                       their private site
 ------------------------------------------------------- ----------------------------- -------------------------------
Providing lead and customer                              Can enjoy fast and effective  Customers can be responded to,
contact management software                              response to their sales lead  scheduled, organized, marketed
to sales personnel                                       inquiry                       to, tracked and classified
                                                                                       into a long term data bank
 ------------------------------------------------------- ----------------------------- -------------------------------
Provides the ability to receive                          Can receive an e-mail quote   Can respond to a customer
and reply to e-mail, view contacts and inventory         or other response from the    before their competition
from a wireless device.                                  dealership in minutes.        without the need for a
                                                                                       personal computer.
 ------------------------------------------------------- ----------------------------- -------------------------------
Provided web site management                             Offer a fast and enriched     Can provide an excellent
services allowing customers to shop and research         web site providing all the    web site solution for a
a dealership and their vehicles on the Internet          information required to visit fraction of the price of
                                                         a dealership or inquire       major companies
 ------------------------------------------------------- ----------------------------- -------------------------------


STRATEGY

Our primary objective is to facilitate and improve verbal, phone and electronic communications between automotive buyers and sellers in an information-rich environment throughout the vehicle ownership lifecycle. We intend to achieve this objective through the following principal strategies:

Expand and Penetrate our Existing and Potential Dealer Base. We believe that strengthening the penetration of existing dealer base with new and existing services is important to our profit goals. Additionally, our strategy is to increase the size of our dealer network by attracting new dealers in areas we currently service while expanding into new areas. Our strategy will be to;

     -   increase the volume and quality of our data collection service
     - conduct direct and indirect sales efforts to new and existing customers for ContactAuto, Go2Dealer and MyPartLink services
     - conduct marketing campaigns to increase the efficiency of our sales personnel
     -   expand in new and recent  market  entries  along the west coast.

Continue to Build Brand Equity. We believe that due to our focus on both online and traditional marketing, we can own a leading brand name in our sector. We intend to market and advertise to enhance our brand recognition with automotive dealerships of our Northwest and California Dealer Specialties, NWAutos(sm), MyPartLink(sm) and ContactAuto(TM) names.

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

Invest in Related Products and Services. We believe that expanding our products and services for existing and potential customers is key to establish ourselves as a premier provider of online and point-of-purchase automotive products and services. Our strategy is to continue to enhance personalization features and invest in technology that continually improves the buying experience between dealership personnel and the vehicle buyer.


PRODUCTS, PROGRAMS AND SERVICES

Data and Digital Photography Collection and Point-of-Purchase Window Labels. Each week, trained Account Specialists employed by Auteo Media visit our 250-dealership customers. While there they collect all of the vehicle data and take a digital picture. This information-rich data is typically better than that in the dealerships computer and that in the local newspaper. This information is sent to the Dealer Specialties' master server each night. Daily, a host of Internet web sites and portals connect to this server and extract the vehicle data. Internet shoppers can then view the data typically the day after it was collected. Consumers can email the dealership for price, availability or in many cases call or secure an appointment to view the vehicle in person. Dealerships who subscribe to buying services such as Cobalt(TM), Autobytel(sm), Autotrader(sm), Carpoint(sm) or many others no longer have to expend labor costs to get their vehicles onto these sites. In the fourth quarter of 2000 we began offering dual and quad photos of vehicles for an additional fee. Shoppers can view the inside of the vehicle, the wheel style and the front and back of the vehicle in one photo.

While at the dealership, Account Specialists print customized window labels that organize the options in addition to media reviews, miles per gallon and unique product and service offerings of the dealerships. Additionally, we print the federally mandated warranty guides for use by the dealership and consumers.

Auteo Media charges a per vehicle fee for this service, invoiced at the time the data is collected, that is based primarily upon the services we provide. We expanded our services into Northern California early in 2000 and have experienced consistent growth during the year. We expanded into Los Angeles and central California markets later in the year and anticipate consistent growth throughout 2002. Both markets are considered highly competitive.

Sales Lead and Customer, Contact Management. Dealerships interact with many different customers on a daily basis. They may be walk-ins, phone-ups or email exchanges. The ability to effectively and efficiently communicate with each of these customers in an organized manner is difficult. Auteo Media developed ContactAuto in 2000 to provide for a standardized method to communicate, organize, schedule, manage, track and market to their new and existing customer base. The customers, or contacts, entered into the system become property of the dealership and can be used for email marketing campaigns by type of vehicle they are interested in. Additionally, the Internet enabled system offers the management of the dealership the ability to view the timeliness and effectiveness of the customer interaction by sales person and by Internet source. Unique to this system is the ability for sales personnel to view their leads, inventory, and contacts and to create email on certain wireless devices. This improves the timeliness of the customer interaction since sales personnel can respond anywhere at any time without the need for a personal computer. This system was in beta site testing during the last quarter of 2000 and through the first six months of 2001. The Company developed the second generation ContactAuto during the year and believes it has one of the most feature laden and quality systems on the market. It is our goal to promote it to our existing customer base throughout 2002.

Automotive Web Site Services. Our dealership web site management system enables dealerships the ability to offer a "virtual" version of their dealership for Internet consumers to research and select a vehicle, learn about the dealers brand, purchase parts, schedule service appointments and communicate through email forms. The Go2Dealer software system features the use of templates that allow for fully featured web site development and management at a fraction of the time and expense. The Company is able to pass these cost savings onto the dealership for their primary or secondary web site. Auteo Media also provides email, hosting and part commerce tools to dealerships with their DealerHost(tm) and MyPartLink systems.

INTERNATIONAL ACTIVITIES

We have not established and do not currently intend to expand our presence in foreign markets. Auteo Media did secure the domain name www.euroauto.com in the event that this may occur in the future. We do observe the Canadian market as an opportunity due to its proximity to our offices.


MARKETING AND SALES

Our ability to enhance the recognition of our brand names and position ourselves as a leading automotive, electronic communication, provider is key to increase the number of subscribing dealerships. Over the past several years, we have grown our customer base from direct marketing efforts and referrals from existing customers only. Fortunately, auto dealerships are easy to locate and target by direct sales efforts. We have found this to be our best source of new accounts. We expanded out direct sales team from two to four individuals. Later in the year we hired a customer service, telephone sales manager and Director of Sales.

We did begin email marketing campaigns to our existing dealerships enlightening them on new services such as DSUpdate and quad, digital photographs. This proved to be cost effective to the Company and will be expanded in the future. We will also begin fax broadcasts due to the cost effectiveness of this medium.

For our automotive web sites, those allowing car buyers to search for vehicles, we conducted limited newsprint and search engine placement. We do not intend to devote resources to this product without a concurring revenue source from our dealer customers.


INTELLECTUAL PROPERTY

We are applying for trade and service marks for key brand names such as Contactauto, MyPartLink, whosemailing and Go2Dealer. We applied for copyright protection of our Contactauto software upon its completion in first quarter of 2001. All employees of Auteo Media are required to sign non-compete and confidentiality agreements before employment can begin.


DEALER RELATIONSHIPS AND SERVICES

Dealer Network. Dealers participate in our services through an initial set-up fee, a per vehicle charge and or a monthly fee. We have not required our dealerships to sign going forward type agreements. We offer no territorial protection and believe there is no gain to the dealer or us for such agreements. We believe such agreements would delay our expansion plans since many dealerships will not typically enter into such contracts without adequate cause.

COMPETITION

We believe that the principal  competitive  factors affecting the market for our
suite  of   Internet-based   and   point-of-purchase   vehicle   and   marketing
communication services include:

         - successful direct selling and establishment of local brand name recognition,

         -  financial reward, consistency and quality of service execution,

         -  the size of the participating dealership base,

         - the ability to introduce new services and technology in a timely and cost-effective manner,

         -  technical expertise, and high levels of service ability,

         -  customer satisfaction, and

         -  competitive dealer pricing.

Our data collection, digital photograph and point-of-purchase window label services enjoy limited competition in markets such as Washington. We experience greater competition in California where our competitors offer data collection services that are similar in quality and features. Although we believe our product to be among the best, we compete aggressively with locally established and entrenched businesses in Los Angeles and San Francisco bay areas. Due to our market presence and may need to lower prices in these markets to gain share from them. Additionally, we will offer additional products and services that our competitors do not offer. We believe we will not be faced with significant new competitors since the barriers to entry in the development of software, equipment and technology advances make it difficult for new market entries. Some dealers create window labels at their facility, primarily using the Kelley Blue Book system. This method still requires dealership personnel to manually key information about the vehicle into the computer, print and apply the label to the car. They are also faced with the fairly sophisticated effort of collecting the digital photo, linking this with the car data and sending this electronically to the host of data partners. Auteo Media regularly faces small companies offering digital photo services but they have not, as of yet, been able to offer the breadth of services and technological advances we posess.

Our lead and customer management system ContactAuto.com competes with several systems available by the buying services such as Autobytel, dealership data management software providers such as Reynolds and Reynolds and third party developers and organizations. With numerous recent entrants into our market, our competition has substantially increased. Many of such recent entrants are substantially better financed than we are. We compete primarily on technology and ease of use functions. We are able to improve our system in a time frame that exceeds our customer's needs but this is offset many times by the brand loyalty of their existing partners.

Our web management system, Go2Dealer competes against two to three major companies such as the Cobalt Group and AutoMark, in addition to a highly fragmented, large group of small web site developers. We have positioned ourselves in a niche of offering features that cannot be provided by the smaller developers at a price that cannot be matched by the major organizations. The major players are very well established and are better financed than we are. Although a highly competitive market, we believe we can gain share as consolidation continues and as dealerships search for low cost alternatives. However, we have no intention of competing directly with major companies for they are also data partners to our data collection services.


OPERATIONS AND TECHNOLOGY

We believe that our future success is significantly dependent upon our ability to continue to deliver high-quality services, reliable and feature rich software, enhance consumer/dealer communications, and maintain the highest levels of information quality and depth. We continually upgrade our internal systems and those in use by our Account Specialists. It is our focus to continue improvements to products developed in previous years with less reliance on more costly creation of new products.

Auteo Media currently hosts its software at an outside location whereby the Company's servers are co-located at an Application Service Provider in Seattle. Our network, security and computer systems are built on the leading industry standards. Network security utilizes firewall protection in addition to industry standard back-up systems. The Company software and dealer records are backed-up daily with copies of such data stored off-site. As more customers are added to our suite of Internet hosted applications (those accessed from the internet, not requiring installation on user computers) we will assess the need for upgraded equipment or total system solutions managed by outside parties.

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


EMPLOYEES

As of March 5, 2002, we had a total of 32 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.


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

WE CURRENTLY ANTICIPATE THAT OUR CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS WILL BE SUFFICIENT TO MEET OUR ANTICIPATED NEEDS FOR WORKING CAPITAL AND OTHER CASH REQUIREMENTS AT LEAST FOR THE NEXT 6 MONTHS.
We may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on our business, results of operations, financial condition and prospects.

COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE. Our market is competitive not only because certain business activities are Internet related with minimal barriers to entry, but also because we compete directly with other companies in the offline environment.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO TRAIN AND RETAIN ADDITIONAL HIGHLY QUALIFIED SALES, MARKETING, MANAGERIAL AND TECHNICAL PERSONNEL OUR BUSINESS MAY SUFFER.
The Company is dependant upon its Chairman and CEO, Steve Van Leeuwen and would be at additional risk should he depart intentionally or unintentionally without an appropriate succession plan. The Company has named a President, Ronald Clayton, to handle certain affairs of Mr. Van Leeuwen.

OUR SUCCESS IS DEPENDANT ON KEEPING PACE WITH ADVANCES IN TECHNOLOGY.
If we are unable to keep such pace consumers may stop using our services and revenues will decrease.

OUR CURRENT REVENUES ARE STRONGLY DEPENDANT UPON OUR CONTRACTUAL RELATIONSHIP WITH DEALER SPECIALTIES INTERNATIONAL, A TRADER PUBLISHING COMPANY.
If our relationship were to discontinue we would suffer from a significant loss of revenues and earnings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Auteo Media, Inc. held its Annual Meeting of Stockholders on December 20, 2001. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld or against with respect to each matter. Each director proposed by Auteo Media was elected and other matter submitted for stockholder vote was approved.

        (a) The stockholders reelected two nominees and voted to elect three additional nominees for Auteo Media's board of directors.

            Director                  For            Against           Abstain
            Steve Van Leeuwen         3,384,763                        3000
            Kathleen Van Leeuwen      3,384,763                        3000
            Michael Morrison          3,384,763                        3000
            Ronald Clayton            3,384,763                        3000
            Albert James              3,384,763                        3000

        (b) The stockholders approved the appointment of Grant Thornton LLP as independant public accountants.

                                      For            Against           Abstain
                                      3,384,763      3000


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

                                                      HIGH     LOW
     First Quarter                                   $1.56    $0.50
     Second Quarter                                  $0.79    $0.09
     Third Quarter                                   $0.31    $0.09
     Fourth Quarter                                  $0.32    $0.06

As of March 5, 2002, there were approximately 410 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock. We intend to retain all of our future earnings, if any, for use in our business, and therefore we do not expect to pay any cash dividends on our common stock in the foreseeable future.

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


OVERVIEW

We are an automotive software and communications company offering online and point-of-purchase marketing, commerce and customer relationship systems to auto dealerships. We capture revenue from dealerships at multiple stages in the process of marketing new and used vehicles to their buyers. Our California and Northwest Dealer Specialties business collects automotive data and digital pictures and prints customized window labels on behalf of car dealerships. The data is sent to multiple automotive internet sites including the dealerships' in some cases. The Company provides data and technology services with some of the largest dealership groups in the country such as AutoNation, Lithia and Sonic Motors, in addition to the Western Washington Toyota Dealers Association. Auteo Media,through its Dealer Specialties affiliation, provides data and window label services for General Motors, Toyota, Chrysler, Saturn, Volkswagen and Lexus certified programs.

Additionally, Auteo Media, Inc. promotes and creates verbal and email based communications between consumers and sellers of autos. Dealerships can track and manage these communications with its customer relationship management system ContactAuto(tm). This software is Internet based and accessed through certain wireless, Internet ready devices. Two of Washington's largest Ford Dealerships are using this system. Auteo Media, Inc. provides web site management and hosting services through our Go2Dealer software system and Dealerhost data center. The Company provides inventory management and search system development for dealership's and its own regional Internet portals of www.nwautos.com.
Finally, the Company offers "plug-in" software tools such as Mypartlink for existing auto dealership web sites to perform commerce transactions for their in-stock auto accessories.

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

The Company began its data collection business in November of 1997, its online new and pre-owned vehicle locator site in 1998, and its ContactAuto contact management software in November 2000. On March 15, 2001, the Company acquired substantially all of the assets of NW Carnet, Inc. d.b.a. NWCarnet, consisting primarily of computer equipment and software. Auteo Media acquired two technologies in; auto dealer web site development and web site based auto part commerce. These products fill voids in our existing product offering and met our strategic decision of offering regional technology to existing customers versus national product to non customers. Additionally, the Company acquired approximately 25 customers of NWCarnet. Auteo Media will continue to pursue companies for acquisition that fit our product and services portfolio.

In the third quarter of 2001, we entered into an Agreement with Dealer Specialties, Inc., a wholly owned subsidiary of Trader Publishing Corporation, to continue the California expansion of our data collection business unit into the surounding Los Angeles automotive market.

In the second and third quarters of 2001, Auteo Media, Inc. changed the focus of certain business units, primarily converting them from a national presence to one that is regionally offered and/or marketed to auto dealerships only. The Company previously operated national automotive vehicle search sites such as www.autoloco.com and the wireless match to this site, www.pocketauto.com. The high expense of marketing and our inability to capture fees from car dealerships located across the United States resulted in our change of strategy. These online products where converted to those offering regional presence only. One such example is www.nwautos.com, providing classifieds for our western Washington dealerships only. We believe this site helped gain market share and has created a significant market barrier to competition in the Washington market. Additionally, Auteo Media, Inc. discontinued its automotive part commerce site www.partcart.com due to high administrative and marketing costs and low expectations of a favorable return on investment. In its place we completed development of www.mypartlink.com as a hosted application, allowing auto dealerships the ability to sell their own auto parts and accessories on existing web sites. We believe our human and capital resources have been better allocated toward our new product portfolio and our California expansion of data collection sevices as reflected in our profit and loss results for the last six months of 2001.

We are a Nevada corporation incorporated in July 1996. Our principal corporate offices are located in Bothell, Washington. We completed the reverse merger between TYSA and Auteo Media in February of 2000 and our common stock is listed on the Over the Counter Bulletin Board, under the symbol "AUTM."


RESULTS OF OPERATIONS

REVENUES. Revenues increased to $1,530,678 from $897,078 for the years ended December 31, 2001 and 2000, respectively. This represents an increase of $636,600 or 71% for the year ended. This growth can be attributed to market penetration in Washington and in California of our Dealer Specialties business unit and broader acceptance of the Company's new products.

GROSS PROFIT. Gross profit increased to $1,396,520 in 2001 from $818,207 in 2000. This represents an increase of $578,313 or 71%. This increase is attributed to the increase in revenues and profitability of new product lines.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $1,603,286 in 2001 from $1,129,428 in 2000. This represents an increase of $473,858 or 42%. This incease can be attributed to increased costs of labor for the Company's products in existing and new market areas. The Company greatly increased its marketing and sales expenses as it entered new markets. Research and development costs of the Company's new products decreased as they were completed. The Company will continue to invest in the lucrative California market and in supporting existing customers.

NON-CASH COMPENSATION AND CONSULTING. Non-cash compensation and consulting decreased to $71,024 from $151,364 for the years ended December 31, 2001 and 2001, respectively. This decrease is due to the company issuing common stock for services at a lower share price than in 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $78,690 in 2001 from $73,910 in 2000. This represents an increase of $4,780 or 6.4%. This increase can be attributed to the addition of equipment to support the Company's growth.

NET LOSS. Net loss decreased from a net loss of $533,421 in 2000 to a net loss of $367,212 in 2001. The decrease in loss is the result of the Company realizing gross profits in its expansion into the California market with existing and new products without major increases in operating expenses.

RESEARCH AND DEVELOPMENT. Research and development costs incurred by the Company totaled approximately $100,600 in 2001 and $127,000 in 2000. The Company completed work on key components of its development program, including; Go2Dealer(tm), DealerHost(tm) and www.nwautos.com. These products are available for sale with addition to revenues occurring from its ContactAuto Customer Relationship Managment software and DealerHost hosting services. The Company will continue to improve upon its products and services as it adds new customers but is dedicated toward expanding research and development spending to compliment its current product line.


STOCK-BASED COMPENSATION

The Company implemented an employee stock option plan in 2000 and have granted stock options to purchase 672,500 shares of common stock under the 2000 Stock Incentive Plan. The stock options were granted at the fair market value on the date of grant and have a weighted average exercise price of $1.13. These options vest over a four-year period as defined under the plan. Options excercisable at the end of year 2001 total 69,431 and have a weighted average excercise price of $2.43.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $188,894 in 2001 and $257,634 in 2000, respectively. Net cash used in operating activities in 2001 resulted primarily from the net loss for the year, increased accounts receivable, partially offset by increased related party payables and common stock issued for services. Net cash used in operating activities in 2000 resulted primarily from the net loss for the year.

Net cash provided by financing activities was $343,000 in 2001 and $395,445 in 2000, respectively. In 2001, the Company raised $400,000 through a private placement offering of 759,209 restricted shares of its common stock at a discounted price of $0.53 per share.

As of March 5, 2002, we had approximately $210,000 in cash and cash equivalents. We believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next six months.

With respect to years beyond fiscal 2001, we may be required to raise additional capital to meet our long term operating requirements. Although our revenues have grown consistently since inception, our expenses have continued to, and in the foreseeable future may exceed our revenues. Accordingly, we may not expect to be able to fund our operations from internally generated funds for the foreseeable future. Our cash requirements depend on several factors, including:

         - the level of expenditures on marketing and product development,

         - personnel expense and capital required for expansion,

         - legal, accounting and investor relations expenses.

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

MANAGEMENT
Effective September 1, 2001, the Company entered into an Agreement with Steve Van Leeuwen to extend and define his executive services with the Company as Chairman and Chief Executive Officer of Auteo Media. At the same time, the Company entered into an Agreement with Ron Clayton to define Mr. Claytons' position, serving as President of Auteo Media. Additionally, the Company expanded the roles of Mr. Joseph Walker to Sales Director and Kathleen Van Leeuwen's role of Comptroller.


ITEM 7.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Balance Sheets as of December 31, 2001 and 2000 and our Statements of Operations, Stockholders' Equity and Cash Flows for the years then ended, together with the report of Grant Thornton LLC, independent auditors, begin on page F-1 of this Annual Report on Form 10-KSB and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 8, 2000, the Company engaged Grant Thornton LLP to be is independent certified public accountants. Grant Thornton was approved to serve as the public accountants for Auteo Media by shareholder vote at our annual shareholders meeting in 2000 and again for fiscal year 2001. The Company knows of no disagreements with our independant accounting firm.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Name           Age        Principal Occupation         Director Since
        ----           ---        --------------------         --------------
Steve Van Leeuwen      42         Director and Chairman            2000
Kathleen Van Leeuwen   48         Director and Secretary           2000
Ronald Clayton         39         Director and President           2001
Albert James           69         Director                         2001
Michael Morrison       56         Director                         2001


ITEM 11. EXECUTIVE COMPENSATION

The following table shows all cash compensation paid or to be paid by the Company as well as other compensation paid or accrued during the fiscal years indicated to the chief executive officer (the "Named Executive"). No executive officers of the Company other than Steve Van Leeuwen, as of the end of the Company's last fiscal year had received salary and bonus for such period, which exceeded $100,000.


Summary Compensation Table-Annual Compensation


                                    Long Term Compensation
                         --------------------------------------------
                       Annual Compensation             Awards                   Payouts
                    ------------------------ --------------------------- --------------------

                                             Long Term
                                  Restricted Securities Incentive

                           Other     Annual       Stock       Underlying   Plan     All Other
Name and Principal         Salary    Bonus    Compensation    Award(s)     Options  Payouts    Compensation
   Position         Year     ($)      ($)      ($)    ($)       (#)(1)        ($)     ($)(2)
 ------------------ ----   ------    -----    -----   ----    ---------   --------  ---------  ------------

Steve Van Leeuwen   2000   $120000   $ 0      $ 0     $ 0     100000      $178050   $7500      $127,500
 CEO and Chairman

Ronald Clayton      2001   $ 70000   $ 0      $ 0     $ 0     150000      $106500   $ 0        $100,000
 President

Kathy Van Leeuwen   2001   $ 48000   $ 0      $ 0     $ 0      50000      $ 85750   $ 0        $ 48,000
 Comptroller
 -------------------------------------------------------------------------------

(1) Common Stock Purchase Options.
(2) Company Vehicle

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                          Amount and Nature of  Percent of Class

                           Positions and              Beneficial Common Based   Beneficial
Name and Address           Offices Held               on  Stock Ownership(1)    Ownership(1)
 ----------------          --------------------       -----------------------   ------------
Steve Van Leeuwen          CEO, Director              1,075,000(2)              16.7%

Kathleen Van Leeuwen       Director, Treasurer        1,056,250(3)              16.3%
                           and Secretary

Albert James               Director                   188,679                    2.9%

Michael Morrison           Director                   50,000                     0.8%

Ron Clayton                President                  10,000(4)                  0.2%

All Directors and
Officers as a group
(five  persons)                                       2,373,679                 36.8%

 -------------------------------------------------------------------------------------------

(1) Calculated pursuant to rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) Includes 1,050,000 shares of restricted Common Stock and 25,000 options to purchase shares of Common Stock outstanding as of September 21, 2001.

(3) Includes 1,050,000 shares of restricted Common Stock and 6,250 options to purchase shares of Common Stock outstanding as of September 21, 2001.

(4) Includes 10,000 shares of restricted Common Stock. There are no options to purchase shares of Common Stock outstanding.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Auteo Media, Inc. did not enter into any significant relationships or related transactions in 2001.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March 2002.

AUTEO MEDIA, INC.

By: /s/ STEVE VAN LEEUWEN
 -------------------------
STEVE VAN LEEUWEN
Director, Chief Executive Officer,
President




SIGNATURE                        TITLE                                DATE
 --------                        -----                                ----
/s/ STEVE VAN LEEUWEN            Chairman of the Board, Director,      March 11, 2002
 ---------------------           CEO and President
Steve Van Leeuwen

/s/ KATHLEEN C. VAN LEEUWEN      Director, Secretary and Treasurer     March 11, 2002
 ---------------------------
Kathleen C. Van Leeuwen


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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Stockholders
Auteo Media, Inc.

We have audited the accompanying balance sheets of Auteo Media, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auteo Media, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP
Seattle, Washington
February 1, 2002


                                Auteo Media, Inc.

                                 BALANCE SHEETS

                                  December 31,


                                     ASSETS
                                                                       2001             2000
                                                                   ------------     ------------
 CURRENT ASSETS
     Cash                                                             $113,155          $39,687
     Accounts receivable, net of allowance for doubtful accounts       133,862           75,050
        of $7,834 and $0, respectively
     Inventories                                                        23,349           27,000
     Prepaid expenses and other                                         13,026              450
                                                                   ------------     ------------

        Total current assets                                           283,392          142,187

PROPERTY AND EQUIPMENT - net                                           138,000          117,863

OTHER ASSETS
     Intangible assets - net                                            11,752           19,927
     Other assets                                                        9,005            9,005
                                                                   ------------     ------------

                                                                     $ 442,149         $288,982
                                                                   ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                 $ 44,270          $32,778
     Accrued liabilities                                                44,124           23,947
     Current Portion of related party payables                          33,966          137,863
                                                                   ------------     ------------

        Total current liabilities                                      122,360          194,588

RELATED PARTY PAYABLES, less current portion                           101,897                -

COMMITMENTS                                                                  -                -

STOCKHOLDERS' EQUITY
     Common stock - authorized 25,000,000 shares,
       par value $0.001                                                  6,555            5,417
     Additional contributed (distributed) capital                    1,111,970         (542,582)
     Stock subscriptions                                                  -           1,164,980
     Accumulated deficit                                              (900,633)        (533,421)
                                                                   ------------     ------------
                                                                       217,892           94,394
                                                                   ------------     ------------

                                                                     $ 442,149         $288,982
                                                                   ============     ============



   The accompanying notes are an integral part of these financial statements.


                                Auteo Media, Inc.

                            STATEMENTS OF OPERATIONS

                            Years ended December 31,


                                                                2001             2000
                                                            ------------     ------------

Revenues                                                     $1,530,678        $ 897,078
Direct costs                                                    134,158           78,871
                                                            ------------     ------------

     Gross profit                                             1,396,520          818,207

Operating expenses
     Selling, general and administrative                      1,603,286        1,129,428
     Non-cash compensation and consulting                        71,024          151,635
     Depreciation and amortization                               78,690           73,910
                                                            ------------     ------------
                                                              1,753,000        1,354,973
                                                            ------------     ------------

Operating loss                                                 (356,480)        (536,766)

Other expense (income)
     Interest expense                                             7,206              965
     Other                                                        3,526           (4,310)
                                                            ------------     ------------

     NET LOSS                                                 $(367,212)       $(533,421)
                                                            ============     ============
Net loss per share- basic and diluted                          $  (0.06)          $(0.10)
                                                            ============     ============



   The accompanying notes are an integral part of these financial statements.


                                Auteo Media, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2001 and 2000


                                                                           Additional
                                                      Common stock        contributed
                                                   --------------------  (distributed)      Stock       Accumulated
                                                     Shares     Amount      capital      subscriptions    deficit       Total
                                                   ----------  --------   ------------   ------------   ------------   ---------
Balance at January 1, 2000                         5,350,000    $5,350     $   41,251     $        -     $        -    $ 46,601

Recapitalization of Company resulting
  from reverse merger transaction with
  Auteo Media, Inc. and common stock issued                -         -       (735,401)       835,000              -      99,599

Issuance of common stock for services at
  prices ranging from $1.75 to $2.625 per share       67,000        67        151,568              -              -     151,635

Sale of common stock under subscription
  agreements                                               -         -              -        329,980              -     329,980

Net loss for year                                          -         -              -              -       (533,421)   (533,421)
                                                   ----------  --------   ------------   ------------   ------------   ---------

Balance at December 31, 2000                       5,417,000     5,417       (542,582)     1,164,980       (533,421)     94,394

Issuance of common stock for stock
  subscribed                                         194,163       194      1,164,786     (1,164,980)             -           -

Sale of common stock for cash                        759,209       759        399,241              -              -     400,000

Issuance of common stock for purchase
  of NWCarnet, Inc. assets                            30,000        30         19,656              -              -      19,686

Issuance of common stock for services at
  prices ranging from $0.07 to $0.55 per share       155,000       155         35,119              -              -      35,274

Issuance of warrants for compensation at
  fair value                                               -         -         35,750              -              -      35,750

Net loss for the year                                      -         -              -              -       (367,212)   (367,212)
                                                   ----------  --------   ------------   ------------   ------------   ---------
Balance at December 31, 2001                       6,555,372    $6,555     $1,111,970     $        -     $ (900,633)   $217,892
                                                   ==========  ========   ============   ============   ============   =========




         The accompanying notes are an integral part of this statement.


                                Auteo Media, Inc.

                            STATEMENTS OF CASH FLOWS

                                  December 31,


                                                                                2001            2000
                                                                            ------------     -----------
 Increase (Decrease) in Cash
 Cash flows from operating activities
      Net loss                                                               $ (367,212)     $ (533,421)
      Adjustments to reconcile net loss to
           net cash used in operating activities
             Depreciation and amortization                                       78,690          73,910
             Issuance of common stock and warrants for services                  71,024         151,635
             (Gain) Loss on disposal of equipment                                 9,672            (660)
             Provision for doubtful accounts                                      7,834               -
             Changes in assets and liabilities
                Accounts receivable                                             (66,646)        (26,454)
                Inventories                                                       3,651         (18,000)
                Prepaid expenses and other assets                               (12,576)         (8,955)
                Accounts payable                                                 11,492           4,931
                Related party payables                                           55,000          87,863
                Accrued liabilities                                              20,177          11,517
                                                                            ------------     ----------

                Net cash used in operating activities                          (188,894)       (257,634)
                                                                            ------------     -----------

 Cash flows from investing activities
      Purchase of equipment                                                     (78,138)       (113,149)
      Proceeds from sale of property and equipment                               (2,500)              -
      Purchase of intangible assets                                                   -           4,017
                                                                            ------------     ----------

                Net cash used in investing activities                           (80,638)       (109,132)
                                                                            ------------     ----------
 Cash flows from financing activities
      Payments on shareholder note payable                                      (57,000)         (2,056)
      Proceeds from issuance of shareholder note payable                              -          52,501
      Proceeds from sale of common stock                                        400,000         345,000
                                                                            ------------     ----------

                Net cash provided by financing activities                       343,000         395,445
                                                                            ------------     ----------

 Net increase in cash                                                            73,468          28,679

 Cash at beginning of period                                                     39,687          11,008
                                                                            ------------     ----------

 Cash at end of period                                                         $113,155        $ 39,687
                                                                            ============     ==========
 Supplemental disclosure of cash flow information
      Cash paid for interest                                                   $  7,206         $   965
                                                                            ============     ==========
 Non-cash investing and financing activities
      Issuance of common stock for net assets of NWCarnet                      $ 19,686        $      -
                                                                            ============     ==========
      Net assets acquired in conjunction with merger transaction
         and contribution of related party payable                             $      -        $ 99,599
                                                                            ============     ==========




   The accompanying notes are an integral part of these financial statements.

                                Auteo Media, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Auteo Media, Inc., a Nevada Corporation, (the Company) is an online and point-of-purchase automotive communications and commerce company that connects buyers and sellers of autos, vans and trucks and aftermarket accessories. The Company operates under the trade name "Dealer Specialties" and prepares sticker labels for auto dealers throughout Washington and California for purposes of advertising car features to potential customers. Additionally, the Company operates websites and web postings for various car dealers whereby cars are offered for sale over the Internet.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1.       Presentation

On February 29, 2000, the Company entered into a share exchange agreement with TYSA Corporation (TYSA) whereby the Company purchased 82.5% of TYSA's outstanding common stock for cash consideration of $835,000 and 2,100,000 shares of the Company's common stock. In conjunction with the merger, the majority shareholders of TYSA were appointed to the Board of Directors and assumed control of the operations of the resulting company, Auteo Media, Inc. The transaction was accounted for as a reverse acquisition and resulted in TYSA becoming the accounting acquirer, whereby the historical financial statements of Auteo Media, Inc. become those of TYSA. Accordingly, the financial statements include the accounts of TYSA as of and for the years ended December 31, 2001 and 2000.

In conjunction with the merger and recapitalization of Auteo Media, TYSA's 51,000 shares of issued and outstanding common stock was reclassified into shares of Auteo Media's common stock. The net assets acquired in the merger and recapitalization transaction with Auteo Media totaled $99,599.

On March 15, 2001, the Company acquired substantially all of the assets of NWCarnet, Inc. d.b.a. NWCarnet, consisting primarily of computer equipment and software, in exchange for 30,000 shares of the Company's common stock. The acquisition has been accounted for under the purchase method of accounting. The total acquisition cost of $19,686 approximated the fair value of the assets acquired.

2.       Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out method. The Company's inventories consist primarily of sticker labels.

3.       Revenue Recognition

Revenue is derived primarily from the sale of sticker labels. Revenue is recognized when the labels are delivered to the customer.

                                Auteo Media, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

4.       Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of property and equipment as follows:

                Computer equipment              3 years
                Office equipment                5 years
                Automobiles                     3 years

5.       Advertising

Advertising   costs  are  expensed  as  incurred.   Advertising   expenses  were
approximately $1,800 and $28,700 for the years ended December 31, 2001 and 2000, respectively.

6.       Research and Development

All expenditures for research and development costs are expensed as incurred. Research and development expenses were approximately $100,600 and $127,000 for the years ended December 31, 2001 and 2000, respectively.

7.       Loss Per Share

Basic loss per share is based on the weighted average number of shares outstanding during each period and loss available to common stockholders. The weighted average number of shares outstanding was 6,353,283 and 5,364,863 for the years ended December 31, 2001 and 2000, respectively. Because of the net loss for the years ended December 31, 2001 and 2000, potentially dilutive common stock issuances were not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive. As of December 31, 2001 and 2000, there were 719,431 and 194,163 shares of potentially issueable common stock, respectively.

8.       Use of Estimates

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                Auteo Media, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

9.       Shareholder Distributions

For periods prior to the merger transaction described in note A1, distributions to the Company's shareholder were considered a reduction from retained earnings to the extent that the Company had retained earnings. Distributions in excess of retained earnings are accounted for as a reduction in additional contributed capital.

10.      Concentration of Credit Risk

The Company maintains cash balances with a financial institution that periodically exceed federally insured limits, which potentially subject the Company to concentration of credit risk. The Company has not experienced any losses related to these balances and believes that there is minimal credit risk.

11.      Reclassifications

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.


NOTE B - MANAGEMENT PLANS

As of and for the year ended December 31, 2001, the Company had a net loss of $367,212 and an accumulated deficit of $900,633. For the year ended December 31, 2001, the Company used cash from operating activities and investing activities totaling $188,894 and $80,638, respectively. As of December 31, 2001, the Company has cash of $113,155 and working capital of $59,135. The Company has initiated cost cutting measures in an attempt to achieve future profitability and the Company anticipates sustaining current operations with current operations. The Company is also seeking additional funding through equity or debt financing in order to expand operations. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure funding and generate cash from operations. There can be no assurance that such additional funding will be available or that the Company's operations will generate positive cash flow.

                                Auteo Media, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                               2001                2000
                                           --------------      --------------

    Computer equipment                     $   141,376         $    87,196
    Office equipment                            32,057              32,608
    Automobiles                                 77,281              59,981
    Other property                               7,250               7,250
                                           --------------      --------------
                                               257,964             187,035

    Less accumulated depreciation              119,964              69,172
                                           --------------      --------------

                                           $   138,000         $   117,863
                                           ==============      ==============


NOTE D - INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:

                                                2000                2000
                                           --------------      --------------

    Covenant not to compete                $    49,000         $    49,000
    Goodwill                                    49,000              49,000
    Franchise rights                             5,000               2,500
    Other                                          863                 863
                                           --------------      --------------
                                               103,863             101,363

    Less accumulated amortization               92,111              81,436
                                           --------------      --------------

                                           $    11,752         $    19,927
                                           ==============      ==============

                                Auteo Media, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE D - INTANGIBLE ASSETS - Continued

Goodwill represents the excess cost of acquiring the assets of NW Dealer Specialties over the fair value of net assets acquired at the date of acquisition (November 1997), which is amortized using a straight-line method over five years. The covenant not to compete was also acquired in conjunction with the purchase of NW Dealer Specialties, which is amortized using a straight-line method over the term of the agreement or three years. The Company periodically reviews intangible assets to assess recoverability. Impairment is recognized in operating results if expected future operating undiscounted cash flows of the acquired assets is less than the carrying value of the assets.


NOTE E - RELATED PARTY PAYABLES

Related party payables consist of the following at December 31:

                                   2001            2000
                               -------------   --------------

     Deferred compensation     $  108,500      $    60,500
     Bonus payable                 27,363           27,363
     Notes payable                     -            50,000
                               -------------   --------------
                                  135,863          137,863
     Less long-term portion       101,897               -
                               -------------   --------------

                               $   33,966      $   137,863
                               =============   ==============

Future minimum payments of related party payables is as follows:

    Years ending December 31,
   ---------------------------

              2002                  $   33,966
              2003                      33,966
              2004                      33,966
              2005                      33,965
                                   --------------

                                   $   135,863
                                   ==============

The Company had entered into two unsecured note payable agreements with its President and Chief Executive Officer totaling $50,000 as of December 31, 2000. The notes accrued interest at 14% and the principal of $50,000 and accrued interest totaling $7,000 was paid in full during 2001.

                                Auteo Media, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE F - COMMITMENTS

The Company conducts a portion of its operations in leased facilities and with equipment classified as operating leases. The following is a schedule by years of approximate minimum rental payments under such facility and equipment operating leases, which expire at various dates through 2005.

        Year ending December 31,
       --------------------------

                  2002                      $   87,300
                  2003                          85,100
                  2004                          90,900
                  2005                          23,200
                                           --------------

     Total minimum payments required       $   286,500
                                           ==============

The leases provide for payment of taxes and other expenses by the Company. Rent expense for leased facilities and equipment totaled approximately $85,300 and $77,000 for the years ended December 31, 2001 and 2000, respectively.


NOTE G - STOCK SUBSCRIPTIONS AND COMMON STOCK

At December 31, 2001, the Company had raised $400,000 through the sale of 759,209 shares of its common stock. At December 31, 2000, the Company had raised $1,164,980 through a private placement offering of its common stock. This involved the sale of 194,163 shares of Restricted Stock, which was issued in 2001. Of this amount, $835,000 was used to finance the purchase of shares of TYSA Corporation, with the remaining $329,980 used to fund the operations of the Company.


NOTE H - WARRANTS

In October 2001, the Company granted 650,000 warrants with an exercise price of $0.07 to officers of the Company as additional compensation. The warrants expire in four years and were fully vested on the grant date. The fair value of warrants totaling $35,750 was determined using the Black-Scholes option pricing-model with the following assumptions: 120% volatility; 5% risk free interest rate; four-year life; and zero percent dividend yield.


NOTE I - RETIREMENT PLAN

The Company has a Simple IRA plan covering all employees who meet the qualifications. The Company matches 100% of the first 3% of employees deferred compensation. Contributions by the Company totaled $6,446 and $3,592 for the years ended December 31, 2001 and 2000, respectively.

                                Auteo Media, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE J - STOCK OPTIONS

In 2000, the Company adopted the 2000 Stock Option Plan (the Plan) under the terms of the Plan, awards may be granted to officers, directors, and employees of the Company and consultants, agents, advisors and independent contractors who provide services to the Company. A maximum of 1,000,000 shares of common stock are available for issuance under the Plan. The options are granted at exercise prices not less than 100% of the fair market value of the Company's common stock on the date of the grant. The options vest 25% after one year of fulltime employment and monthly thereafter, vesting in full after four years. Options expire ten years from date of grant.

The Company has adopted the disclosure only provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans and generally does not recognize compensation expense for its stock-based compensation plans. The fair value of option grants for SFAS 123 is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2001: 120% volatility; 5% risk free interest rate; ten year life; and zero percent dividend yield. For the year ended December 31, 2000, the weighted-average assumptions were as follows: 75% volatility; 5% risk free interest rate; ten-year life; and zero percent dividend yield.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss and loss per share for the year ended December 31, 2001 would have been as follows:

      Net loss as reported         $     (367,212)
      Compensation expense               (202,343)
                                   -----------------
      Proforma net loss            $     (569,555)
                                   =================

      Loss per share as reported   $       (0.06)
      Proforma loss per share      $       (0.09)

The effect on the Company's net loss and loss per share for the year ended December 31, 2000 would not have changed by material amounts.

                                Auteo Media, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE J - STOCK OPTIONS - Continued

A summary of the Company's stock option plan's activity is as follows for the years ended December 31, 2001 and 2000:

                                                                   Weighted
                                                                    average
                                                 Shares         exercise price
                                               ----------       --------------

    Outstanding at beginning of year                  -         $           -
    Granted                                      276,000                 2.43
    Forfeited                                     (5,000)                2.36
                                               ----------       --------------
    Outstanding at December 31, 2000             271,000        $        2.43
    Granted                                      576,000                 0.60
    Forfeited                                   (174,500)                1.37
                                               ----------       --------------

    Outstanding at December 31, 2001             672,500        $        1.13
                                               ==========       ==============

    Options exercisable at end of year            69,431        $        2.43
                                               ==========       ==============

    Weighted-average fair value of
      options granted during the year                           $        0.57
                                                                ==============

The following is a summary of stock options outstanding at December 31, 2001:

                                          Options Outstanding
                          ------------------------------------------------------
                                             Weighted-Average        Number of
        Exercise             Number             Remaining             Options
         Price             Outstanding       Contractual Life       Exercisable
   ------------------     -------------     ------------------     -------------

     $2.25 - $2.44             206,000          8.74 years              68,667
     $1.00 - $1.875            110,000          9.06 years                 764
     $0.65 - $0.99              96,500          9.13 years                  -
     $0.08 - $0.32             260,000          9.70 years                  -


NOTE K - INCOME TAXES

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

                                Auteo Media, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE K - INCOME TAXES - Continued

For the period January 1, 2000 through February 29, 2000, the Company was a Subchapter S under the Internal Revenue Code. Under this section, income taxes on net earnings were payable personally by the stockholder; therefore, operations during those periods are not accounted for under the liability method.

The income tax provision reconciled to the tax computed at the statutory federal rate is approximately as follows for the year ended December 31, 2001 and ten months ended December 31, 2000:


                                               2001                 2000
                                          --------------       -------------

    Tax benefit at statutory rate         $    (124,900)       $   (181,300)
    Permanent differences                         1,400               1,100
    S-Corporation period income                      -                7,600
    Increase in valuation allowance             123,500             172,600
                                          --------------       -------------

                                          $          -         $         -
                                          ==============       =============

The components of deferred tax assets and liabilities are approximately as follows at December 31:

                                                    2001               2000
                                               --------------     -------------
 Deferred tax assets (liabilities)
       Net operating loss carry forwards       $     248,500      $    176,500
       Accrual to cash adjustment                     30,700            (6,200)
       Other                                          12,100                -
       Depreciation and amortization                 (20,500)          (23,000)
       Less valuation allowance                     (270,800)         (147,300)
                                               --------------     -------------
                                               $          -       $         -
                                               ==============     =============

The Company has established a valuation allowance of approximately $270,800 as of December 31, 2001 due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets. At December 31, 2001, the Company had operating loss carryforwards of approximately $731,000 available to offset future taxable income, which expire through 2021. Utilization of these carryforwards are dependent on future taxable income and could further be limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code 382.

EXHIBIT INDEX


There are no Exhibits attached to this document.