Form 10QSB
period 2002-03-31
AUTEO MEDIA INC
filed 2002-05-14
CIK 1093677

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                         COMMISSION FILE NUMBER: 0-27229

                              AUTEO MEDIA, INC. fka
                       FLINTROCK FINANCIAL SERVICES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        NEVADA                                           88-0409163
 -----------------------                    ------------------------------------
 (STATE OF ORGANIZATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

                        22125 17th Avenue S.E., Suite 105
                                Bothell, WA 98021
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (425) 415-1694
              --------------------------------------------------
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X

THERE ARE 7,068,704 SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 6, 2002.

                                TABLE OF CONTENTS
                               -----------------
                                                                           Page
                                                                           ----
PART I     FINANCIAL INFORMATION

  Item 1   Financial Statements

            Condensed Balance Sheets at March 31,
            2002 (unaudited) and December 31, 2001                           1

            Condensed Statements of Operations for the three
            months ended March 31, 2001 and
            2002 (unaudited)                                                 2

            Condensed Statements of Cash Flows for the three
            months ended March 31, 2001 and 2002 (unaudited)                 3

            Notes to Condensed Financial Statements                          4

  Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              5

PART II    OTHER INFORMATION

SIGNATURES                                                                  10

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           The unaudited financial statements for the quarter ended March 31, 2002, prepared by management, and expressed in U.S. Dollars, are as follows:

                                AUTEO MEDIA, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                        March 31,
                                                                          2002               December 31,
                                                                       (unaudited)               2001
                                                                       -----------           ------------
CURRENT ASSETS
     Cash                                                              $   83,309            $  113,155
     Accounts receivable - net                                            152,643               133,862
     Inventories                                                           29,356                23,349
     Prepaid expenses                                                      10,735                13,026
                                                                       ----------            ----------
                Total current assets                                      276,043               283,392

EQUIPMENT AND FURNITURE - net                                             121,101               138,000

OTHER ASSETS
     Intangible assets-net                                                  9,460                11,752
     Other assets                                                           9,005                 9,005
                                                                       ----------            ----------
               Total assets                                            $  415,609            $  442,149
                                                                       ==========            ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                  $   71,000            $   44,270
     Accrued liabilities                                                   28,762                44,124
     Related party payables                                                25,475                33,966
                                                                       ----------            ----------
               Total current liabilities                                  125,237               122,360

RELATED PARTY PAYABLES, less current portion                              101,897               101,897

STOCKHOLDERS' EQUITY
     Common stock authorized, 25,000,000 shares $.001 par value             7,068                 6,555
     Additional contributed capital                                     1,159,257             1,111,970
     Accumulated deficit                                                 (977,850)             (900,633)
                                                                       ----------            ----------
               Total stockholders' equity                                 188,475               217,892
                                                                       ----------            ----------
                     Total liabilities and stockholders' equity        $  415,609            $  442,149
                                                                       ==========            ==========

        The accompanying notes are an integral part of these statements.


                                AUTEO MEDIA, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three months ended
                                                              March 31,
                                                     --------------------------
                                                        2002             2001
                                                     ---------        ---------

Net revenues                                         $ 449,068        $ 302,585
Cost of revenues                                        44,419           31,453
                                                     ---------        ---------
          Gross profit                                 404,649          271,132

Operating expenses
  Selling, general and administrative                  451,697          451,549
  Depreciation and amortization                         21,291           17,547
                                                     ---------        ---------
                                                       472,988          469,096
                                                     ---------        ---------
          Operating loss                               (68,339)        (197,964)

Other income (expense)
  Interest expense                                       (311)           (1,750)
  Other                                                (8,567)            1,323
                                                     ---------        ---------
                                                       (8,878)             (427)
                                                     ---------        ---------
          NET LOSS                                   $(77,217)        $(198,391)
                                                     =========        =========

          Net loss per share basic and diluted       $  (0.01)        $   (0.03)
                                                     =========        =========

        The accompanying notes are an integral part of these statements.



                                AUTEO MEDIA, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          Three months ended
                                                                               March 31,
                                                                   ------------------------------
                                                                      2002                2001
                                                                   ----------          ----------
Increase (Decrease) in Cash
Cash flows from operating activities:
     Net loss                                                       $(77,217)          $ (198,391)
     Adjustments to reconcile net loss to net
          cash used in operating activities
            Depreciation and amortization                              21,291              17,547
            Loss on disposal of equipment                               8,733                 900
            Issuance of common stock for services                      22,800              27,500
            Changes in assets and liabilities
              Accounts receivable                                     (18,781)            (40,387)
              Inventories                                              (6,007)              7,750
              Prepaid expenses and other assets                         2,291                 138
              Accounts payable                                         26,730             (12,442)
              Accrued liabilities                                     (23,853)               (166)
                                                                    ---------          ----------
                Net cash used in operating activities                 (44,013)           (197,551)
                                                                    ---------          ----------

Cash flows from investing activities:
     Purchase of equipment                                            (10,833)            (28,436)
                                                                    ---------          ----------
                Net cash used in investing activities                 (10,833)            (28,436)
                                                                    ---------          ----------

 Cash flows from financing activities:
     Proceeds from sale of common stock                                25,000             400,000
                                                                    ---------          ----------
                Net cash provided by financing activities              25,000             400,000
                                                                    ---------          ----------
 Net increase (decrease) in cash                                      (29,846)            174,013
                                                                    ---------          ----------
 Cash at beginning of period                                          113,155              39,687
                                                                    ---------          ----------
 Cash at end of period                                              $  83,309          $  213,700
                                                                    =========          ==========

 Non cash investing and financing activities:

     Issuance of common stock for purchase of assets                $       -          $   19,686
                                                                    =========          ==========


        The accompanying notes are an integral part of these statements.

                               AUTEO MEDIA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1.  FINANCIAL STATEMENTS

The unaudited condensed financial statements of Auteo Media, Inc. fka Flintrock Financial Services, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002. The accompanying unaudited condensed financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company, filed on March 11, 2002.


NOTE 2.  NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each quarter available to common shareholders. The weighted average shares for computing the Company's basic loss per share were 6,578,199 and 5,982,828 for the three months ended March 31, 2002 and 2001, respectively. Because of the net loss for the three months ended March 31, 2002 and 2001, potentially dilutive common stock issuances were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive. As of March 31, 2002 and 2001, there were 112,323 and 0 shares of potentially issueable common stock.


NOTE 3. ISSUANCE OF COMMON STOCK

During the quarter ended, March 31, 2002, the Company raised $25,000 from the sale of 277,777 shares of its common stock. In addition, the Company issued 80,000 shares of common stock for the fair value of services received totaling $8,800 and issued 155,555 shares of common stock to two of the Company's officers in lieu of salary totaling $14,000.


NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 1 5, 2001, provided that the first interim financial statements have not been previously issued. The statement is required to be applied at the beginning of the entity's 2002 fiscal year and will be applied to all goodwill and other intangible assets recognized in the Company's financial statements. The initial application of the SFAS 142 did not have a material effect on the Company's financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The initial application of the SFAS 144 did not have a material effect on the Company's financial statements.

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

We derive the majority of our revenues from dealerships paying us for our data collection and window label services. This revenue is collected at the time the service is provided and is not dependant upon the sale of the vehicle. For the three months ended March 31, 2002 and 2001, revenues from all products and services were $449,068 and $302,585. We believe our ability to increase our revenues is directly related to the number of subscribing dealers in our geographic areas and the number of new product and services we are able to effectively make available and market to them.


THREE MONTHS ENDED MARCH 31, 2002 AND 2001

REVENUES
Revenues increased to $449,068 from $302,585 for the three months ended March 31, 2002 and 2001, respectively. This represents an increase of $146,483 or 48% for the three months ended. This growth can be attributed to market penetration in Washington and in California of our Dealer Specialties business unit and broader acceptance of the Companies new products.


GROSS PROFIT
Gross profit increased to $404,649 from $271,132 for the three months ended March 31, 2002 and 2001, respectively. This represents an increase of $133,517 or 49% for the three months ended. This increase is attributed to the increase in revenues and profitability of new product lines.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased to $451,697 from $451,549 for the three months ended March 31, 2002 and 2001, respectively. This represents an increase of $148. Expenses have been held constant in the midst of increased sales as the Company invested in capacity in the year 2001, therefore absorbing the increase in new customers without additional cost. The Company will continue to invest in the lucrative California market with the goal of achieving profitability in this region in 2002.


RESEARCH AND DEVELOPMENT
The Company completed work on key components of its development program, including; Go2Dealer(tm), DealerHost(tm) and www.nwautos.com. These products are available for sale with addition to revenues occurring from its ContactAuto Customer Relationship Managment software and DealerHost hosting services. The Company will continue to improve upon its products and services as it adds new customers but is also dedicated toward expanding research and development spending to compliment its current product line.


DEPRECIATION AND AMORTIZATION
Depreciation and amortization expenses increased to $21,291 from $17,547 for the three months ended March 31, 2002 and 2001, respectively. This represents a increase of $3,744 or 21% for the three months ended March 31, 2002. This increase can be attributed to needs in equipment to support the Company's growth. The Company wrote down $8,733 in equipment no longer in use or salvagable.


NET EARNINGS (LOSS)
Net loss decreased from $198,391 for the three months ended March 31, 2001 to a net loss of $77,217 for the three months ended March 31, 2002. This represents a decrease in net loss of 61%. The decrease in loss is the result of the Company increasing market share in profitable geographic areas and product lines and effective expense management programs. The Company will continue investing in its expansion into the California market, software development and improvements to existing services. The Company is curtailing its program to pay certain vendors with restricted shares of the Company stock in exchange for services.


EBDA (LOSS)
EBDA is the primary metric used by the chief operating decision-makers to measure the Company's ability to generate cash flow. EBDA is defined as earnings, excluding other income, before depreciation and amortization charges. Investors should not view EBDA as an alternative to generally accepted accounting principles, or to cash flows from operating, investing and financing activities as a measure of liquidity. EBDA decreased from a negative $182.2 thousand for the three months ended March 31, 2001 to a negative $47.3 thousand for the three months ended March 31, 2002. This represents a decrease in EBDA loss of 74%.


LIQUIDITY AND CAPITAL RESOURCES
During the three months ended March 31, 2002, the Company incurred negative cash flow from operations of $44,013 compared to negative cash generated from operations of $197,551 for the three months ended March 31, 2001. The net cash used in operating activities was primarily attributed to increased costs related to the expanding of the business as noted in the results of operations. Net cash used in investing activities for the three months ended March 31, decreased from $28,436 in 2001 to $10,833 in 2002. The decrease is attributable to the Company requiring less additional equipment to support its growth. Net cash provided by financing activities for the three months ended March 31, was $25,000 in 2002 compared to net cash provided by financing activities of $400,000 in 2001. The Company commenced a private placement of its common stock for $0.09 per share of 144k Restricted Stock during the first quarter of 2002, which resulted in receipt of $25,000. The Company has significantly reduced its cash flow requirements and is attempting to operate with minimal external sources of capital.

At March 31, 2002, the total of our current assets was $276,043 compared to $283,392 dollars at December 31, 2001, a decrease of 3%. Cash and receivables for March 31, 2002 was $235,952 versus $247,017 at December 31, 2001, a decrease of 5%. Current liabilities increased to $125,237 dollars in March 31, 2002 from $122,360, an increase of 3%. Although capital requirements can vary materially from those currently planned, the Company is not currently seeking external financing and will attempt to meet its cash flow requirements from operations.

LEASE AND LEASEHOLD IMPROVEMENTS The Company continues to maintain its lease dated April 15, 2000, with Teachers Insurance & Annuity Association of America, Inc. Terms of the Lease were for a period of five years at a monthly rate of $6,508 for years one and two, increasing approximately 10% thereafter. The leased premises for 5,446 square feet of which approximately 500 is warehouse space. The space is required to house development, administrative and marketing personnel. The Company intends to find and relocate to less expensive space in the second or third quarter of 2002.


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


MANAGEMENT
Effective September 1, 2001, the Company entered into an Agreement with Steve Van Leeuwen to extend and define his executive services with the Company as Chairman and Chief Executive Officer of Auteo Media. At the same time, the Company entered into an Agreement with Ron Clayton to define Mr. Claytons' position, serving as President of Auteo Media. Under the terms of Mr. Van Leeuwen's Agreement he may continue as CEO and Chairman of the Board or provide notice to the Company of his intent to not serve as CEO effective July 1, 2002.


RISK FACTORS
In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company Annual Report on Form 10-KSB, the following additional factors may affect our future results.

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

WE CURRENTLY ANTICIPATE THAT OUR CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS WILL BE SUFFICIENT TO MEET OUR ANTICIPATED NEEDS FOR WORKING CAPITAL AND OTHER CASH REQUIREMENTS AT LEAST FOR THE NEXT 3 TO 6 MONTHS.
We may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Dated this 13th day of May, 2002.


                            AUTEO MEDIA, INC.
                            By: /s/ STEVE VAN LEEUWEN
                               ----------------------
                                    Steve Van Leeuwen
                                    Chairman and CEO

                                    EXHIBITS

THERE ARE NO EXHIBITS AS PART OF THIS FILING