Form 10QSB
period 2002-06-30
AUTEO MEDIA INC
filed 2002-08-14
CIK 1093677

FORM 10-QSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

THERE ARE 7,346,481 SHARES OF COMMON STOCK OUTSTANDING AS OF August 28, 2002.

                                TABLE OF CONTENTS

                          ITEM NUMBER AND CAPTION

                                                                      PAGE
                                                                      ----

 PART I
 ------

   ITEM 1.    FINANCIAL STATEMENTS                                      3
   ITEM 2.    MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS            8


 PART II
 -------

   ITEM 1.    LEGAL PROCEEDINGS                                        13
   ITEM 2.    CHANGES IN SECURITIES                                    13
   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                          13
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      13
   ITEM 5.    OTHER INFORMATION                                        13
   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                         13

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                Auteo Media, Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                          June 30,
                                                                            2002          December 31,
                                                                         (unaudited)         2001
                                                                         -----------      -----------
CURRENT ASSETS
    Cash                                                                 $   126,978      $   113,155
    Accounts receivable - net                                                141,904          133,862
    Inventories                                                               41,208           23,349
    Deferred legal fees                                                      110,904                -
    Prepaid expenses                                                           1,028           13,026
                                                                         -----------      -----------

              Total current assets                                           422,022          283,392

EQUIPMENT AND FURNITURE - net                                                103,397          138,000

OTHER ASSETS
    Intangible assets - net                                                    7,168           11,752
    Other assets                                                               9,005            9,005
                                                                         -----------      -----------

                                                                         $   541,592      $   442,149
                                                                         ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                     $   152,544      $    44,270
    Accrued liabilities                                                       51,099           44,124
    Related party payables                                                   108,900           33,966
                                                                         -----------      -----------

              Total current liabilities                                      312,543          122,360

RELATED PARTY PAYABLES, less current portion                                       -          101,897

STOCKHOLDERS' EQUITY
    Common stock authorized, 25,000,000 shares $.001 par value                 7,995            6,555
    Additional contributed capital                                         1,238,163        1,111,970
    Accumulated deficit                                                   (1,017,109)        (900,633)
                                                                         -----------      -----------
              Total stockholders' equity                                     229,049          217,892
                                                                         -----------      -----------

                                                                         $   541,592      $   442,149
                                                                         ===========      ===========


The accompanying notes are an integral part of these statements.

                                Auteo Media, Inc.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                          Three months ended               Six months ended
                                                               June 30,                        June 30,
                                                       ------------------------        ------------------------
                                                         2002           2001             2002           2001
                                                       ---------      ---------        ---------      ---------
Net revenues                                           $ 469,772      $ 372,808        $ 918,840      $ 675,393
Cost of revenues                                          39,389         37,268           83,808         68,721
                                                       ---------      ---------        ---------      ---------

          Gross profit                                   430,383        335,540          835,032        606,672

Operating expenses
  Selling, general and administrative                    448,442        376,479          900,139        828,028
  Depreciation and amortization                           19,590         20,432           40,881         37,979
                                                       ---------      ---------        ---------      ---------
                                                         468,032        396,911          941,020        866,007
                                                       ---------      ---------        ---------      ---------

          Operating loss                                 (37,649)       (61,371)        (105,988)      (259,335)

Other income (expense)
  Interest expense                                          (288)        (1,750)            (599)        (3,500)
  Other                                                   (1,322)         2,531           (9,889)         3,854
                                                       ---------      ---------        ---------      ---------
                                                          (1,610)           781          (10,488)           354
                                                       ---------      ---------        ---------      ---------

          NET LOSS                                     $ (39,259)     $ (60,590)       $(116,476)     $(258,981)
                                                       =========      =========        =========      =========

          Net loss per share, basic and diluted        $   (0.01)     $   (0.01)       $   (0.02)     $   (0.04)
                                                       =========      =========        =========      =========


The accompanying notes are an integral part of these statements.


                                Auteo Media, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     Six months ended
 Increase (Decrease) in Cash                                             June 30,
                                                                  -----------------------
                                                                    2002          2001
                                                                  ---------     ---------
 Cash flows from operating activities:
     Net loss                                                     $(116,476)    $(258,981)
     Adjustments to reconcile net loss to net
        cash used in operating activities
          Depreciation and amortization                              40,881        37,979
          Loss on sale of equipment                                  10,278           977
          Issuance of common stock for services                      47,134        27,500
          Changes in assets and liabilities
            Accounts receivable                                      (8,043)      (47,866)
            Inventories                                             (17,859)        2,082
            Prepaid expenses and other assets                        11,999        (1,975)
            Related party payables                                  (26,964)       26,000
            Accounts payable                                         (2,630)       (1,839)
            Accrued liabilities                                       6,975        15,122
                                                                  ---------     ---------

                Net cash used in operating activities               (54,705)     (201,001)
                                                                  ---------     ---------

 Cash flows from investing activities:
     Purchase of equipment                                          (12,022)      (41,101)
     Proceeds from disposal of assets                                    50             -
     Purchase of franchise rights                                         -        (2,500)
                                                                  ---------     ---------

                Net cash used in investing activities               (11,972)      (43,601)
                                                                  ---------     ---------

 Cash flows from financing activities:
     Proceeds from common stock subscribed                           35,000       400,000
     Proceeds from exercise of warrants                              45,500             -
     Payments on shareholder note payable                                 -       (25,000)
                                                                  ---------     ---------

                Net cash provided by financing activities            80,500       375,000
                                                                  ---------     ---------

 Net increase in cash                                                13,823       130,398
                                                                  ---------     ---------

 Cash at beginning of period                                        113,155        39,687
                                                                  ---------     ---------

 Cash at end of period                                            $ 126,978     $ 170,085
                                                                  =========     =========
 Non cash investing and financing activities:
     Cash paid for interest                                       $     599     $   3,500
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


 NOTE 2. NET LOSS PER SHARE

 Basic loss per share is based on the weighted average number of shares outstanding available to common shareholders during each quarter. The weighted average shares for computing the Company's basic loss per share were 7,323,649 and 6,450,372 for the three months ended June 30, 2002 and 2001, and 6,952,983 and 6,217,891 for the six months ended June 30, 2002 and 2001, respectively. Because of the net loss for the three and six months ended June 30, 2002 and 2001, potentially dilutive common stock issuances were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive. As of June 30, 2002 and 2001, there were 140,656 and 0 shares of potentially issueable common stock.


 NOTE 3. STOCK SUBSCRIPTIONS AND COMMON STOCK

 As of June 30, 2002, the Company has raised $35,000 for the purchase of 388,888 shares of its common stock. In addition, the Company issued 91,111 shares of common stock for the fair value of services received totaling $9,800. In March and April 2002, two of the Company's officers received 311,110 shares of common stock in lieu of salaries totaling $37,333. In order to provide cash for sustaining operatons, in June 2002, two of the Company's officers exercised warrants to the purchase of 650,000 shares of the Company's common stock for $45,500 under stipulation with the Board of Directors that if the proposed asset purchase agreement with Trader Publishing is concluded, such shares would be surrendered and the exact amount paid would be reimbursed to them.


 NOTE 4. SUBSEQUENT EVENTS

 Merger between Auteo Media, Inc. and Tysa Corporation
 -----------------------------------------------------

 On July 10, 2002, the Company purchased the remaining 17.5% of common shares of its subsidiary Tysa Corporation for $22,500. The Company then merged the wholly owned subsidiary, Tysa Corporation, into the Company.

 Sale of Assets of Auteo Media, Inc.
 -----------------------------------

 On July 13, 2002, the shareholders of the Company approved the sale of assets related to the Company's data collection and labeling operations to Trader Publishing Company, ("Trader") for a total cash purchase price of $1,500,000, net of certain prorations for accrued liabilities and payables, resulting in a net payment of approximately $1,465,400, paid upon closing. The sale resulted in a gain of approximately $981,000, net of costs of $350,000, which will be reflected in the operations of the Company for the nine months ended September 30, 2002. At June 30, 2002, the Company had incurred legal costs relating to the sale of $110,904, which were deferred and applied against the gain on the sale on the effective date of the transaction. After payment of remaining liabilities and collection of remaining receivables, the Company's assets will comprise primarily of cash totaling $1,200,000.

 This asset purchase agreement was effective July 15, 2002. These assets represented essentially all the assets of the Company, in addition to assumption of the Company's facility lease and certain equipment leases by Trader. Trader assumed no liabilities of the Company in the transaction. All employees were terminated on July 15, 2002, and the Company ceased operations in regards to the data collection and labeling operations of the Company. The asset purchase agreement included a five year non-compete agreement with the Company's CEO for consideration of $100,000 and a one year employment agreement.

 The Board of Directors of Auteo Media will continue to conduct all activities necessary to conserve cash and pay all liabilities. The Company has hired a consultant to advise management and to research and recommend future alternatives for going forward as a non-operating public company.


 License Agreement
 -----------------

 On July 15, 2002, the Company granted a one-year non-exclusive license agreement to the Company's former president for the use of the Company's automobile dealership web site management software for consideration of $10,000 and forgiveness of his severance pay, which totaled approximately $16,000.


 Common Stock Re-purchase
 ------------------------

 On July 18, 2002, the Company's CEO and a former director surrendered a total of 650,000 shares of the Company's common stock in exchange for total consideration of $45,500. These shares had originally been issued in conjunction with the exercise of their stock warrants in June 2002, such warrants granted and disclosed in the fourth quarter of 2001.

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


OVERVIEW

Auteo Media has operated as an automotive communications company offering online and point-of-purchase marketing, commerce and customer relationship systems to auto dealerships. We captured revenue from dealerships at multiple stages in the process of marketing new and used vehicles to their buyers. The California and Northwest Dealer Specialties business collected automotive data and digital pictures and printed customized window labels on behalf of car dealerships. The data was sent to multiple automotive internet sites including the dealerships' in some cases. The Company also created and managed web sites for car dealerships under its Go2Dealer.net trade name and offered lead management services to several dealerships with its ContactAuto.com software.

The majority of our revenues came from dealerships paying us for our data collection and window label services. This revenue was collected at the time the service is provided and not dependant upon the sale of the vehicle. For the three months ended June 30, 2002 and 2001, revenues from all products and services were $469,772 and $372,808, respectively.

On July 15th, 2002 substantially all of the assets relating to the Company's primary operations was purchased by the Trader Publishing Company. Trader Publishing is the largest automotive classifieds company in the United States and has been acquiring certain companies in the data collection business. In 2000, Trader Publishing purchased Dealer Specialties Intl. and their next largest competitor. Auteo Media was a licensee of Dealer Specialties, Intl. under separate franchise agreements for Washington and California. During the second quarter of 2002 Trader Publishing or their subsidiary company acquired the assets of certain licensee's, demonstrating their intent of competing in the data collection market. We believed these events presented certain risks to our ability to grow and compete effectively in the data collection business as a large, established and well funded Company such as Trader Publishing or their subsidiaries would also be competing in our markets. Because of these events, the Board of Directors actively sought negotiations with and secured an agreement whereby the Trader Publishing Company acquired substantially all our assets related to the data collection business from Auteo Media for $1.5 million less certain hold backs.

The remaining operations of the business, which included web site management services for automotive dealerships, cannot operate profitably. Effective July 16, 2002 we stopped or scaled back most operations in order to protect the cash position of the Company acquired from Trader in the asset sale. Auteo Media entered into a license agreement with Motorwebs, Inc. to manage the remaining customers for an up-front license fee and other consideration. Motorwebs, Inc. is a new corporation operated by Ronald Clayton, previously the President of Auteo Media. Mr. Clayton resigned from the Company July 15, 2002, without dispute, to begin this venture.

On July 29, 2002, the Company filed a Tender Offer Statement by Issuer with the SEC. The Company is offering to purchase all of the issued and outstanding shares of common stock of Auteo Media, Inc., together with the associated rights, for $.14 net per share in cash. The Tender Offer will expire on August 28, 2002. The Company currently has approximately $1.2 million in cash as a result of the aforementioned sale of assets and estimates that it will require approximately $1.03 million to complete the purchase of all of the issued and outstanding shares.

The Board of Directors of Auteo Media will continue to conduct all activities necessary to conserve cash and pay all liabilities. The Company has hired a consultant to advise management and to research and recommend future alternatives for going forward as a non-operating public company.

The following analysis of operations will not be indicative of on-going operations as we have sold substantially all of our assets and have effectively ceased most other business operations of the Company.


THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES

Revenues increased to $918.8 thousand from $675.4 thousand for the six months ended June 30, 2002 and 2001 respectively. This represents an increase of $243.4 thousand or 36% for the six months ended. Revenues increased to $469.8 thousand from $372.8 thousand for the three months ended June 30, 2002 and 2001, respectively. This represents an increase of $97.0 thousand or 26.0% for the three months ended. This growth can be attributed to market penetration in Washington and in California of our Dealer Specialties business unit. Revenues for future quarters will be diminished significantly and may be reduced to near zero levels beginning in July 2002 with the sale of the data collection operations to Trader.

GROSS PROFIT

Gross profit increased to $835.0 thousand from $606.7 thousand for the six months ended June 30, 2002 and 2001, respectively. This represents an increase of $228.3 thousand or 38% for the six months ended. Gross profit increased to $430.4 thousand from $335.6 thousand for the three months ended June 30, 2002 and 2001, respectively. This represents an increase of $94.8 thousand or 28.3% for the three months ended. This increase is attributed to the increase in revenues. Gross Profits for future quarters will be diminished significantly and may be reduced to near zero levels with the sale of the data collection operations to Trade.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased to $900.1 thousand from $828.0 thousand for the six months ended June 30, 2002 and 2001, respectively. This represents an increase of $72.1 thousand or 8% for the six months ended. Selling, general and administrative expenses increased to $448.4 thousand from $376.5 thousand for the three months ended June 30, 2002 and 2001, respectively. This represents an increase of $71.9 thousand. Expenses relating to operations have been held constant in the midst of increased sales. We incurred significant legal costs as part of our negotiations and conclusion of the asset purchase with Trader. These legal costs were not expensed, but were deferred as prepaid expenses until consumation of the transaction in July 2002.

Future expenses related to sales and operations will be reduced significantly as we have stopped sales efforts and certain operations. Legal expenses and expenses related to assessing the Company's going forward activities are expected to be higher in relation to previous years and quarters.


RESEARCH AND DEVELOPMENT

The Company had previously completed most work on key components of its development program, including; Go2Dealer(tm), DealerHost(tm) and www.nwautos.com. These products became available for sale during the quarter ended March 31, 2001. We began canceling services for the few ContactAuto(tm) customers we had due to lack of resources available to handle customer training and technical requests. Few new customers were gained in the Go2Dealer web site management business during the quarter ended.


DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased to $40.8 thousand from $37.9 thousand for the six months ended June 31, 2002 and 2001, respectively. This represents a increase of $2.9 thousand for the six months ended June 30, 2002. Depreciation and amortization expenses decreased to $19.6 thousand from $20.4 thousand for the three months ended June 30, 2002 and 2001, respectively. This represents a decrease of $0.8 thousand or 3.9% for the three months ended June 30, 2002. We wrote down equipment no longer in use or salvagable resulting in a loss of $10,278 for the six months ended June 30, 2002. Depreciation expense will drop dramatically since substantially all capital assets of the Company that were utilized in the data collection business acquired by Trader.


NET EARNINGS (LOSS)

Net loss decreased from $60.6 thousand for the three months ended June 30, 2001 to a net loss of $39.3 thousand for the three months ended June 30, 2002. This represents a decrease in net loss of 35.2%. Net loss decreased from $259 thousand for the six months ended June 30, 2001 to a net loss of $116.5 thousand for the six months ended June 30, 2002. The decrease in loss is the result of the Company implementing effective expense management programs.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2002, the Company incurred negative cash flow from operations of $54.7 thousand compared to cash used in operations of $201.0 thousand for the six months ended June 30, 2001. The net cash used in operating activities was primarily attributed to costs related to the business as noted in the results of operations. Net cash used in investing activities for the six months ended June 30, decreased from $43.6 thousand in 2001 to $12.0 thousand in 2002. The decrease is attributable to the Company requiring less additional equipment to support its growth. Net cash provided by financing activities for the six months ended June 30, was $80.5 thousand in 2002 compared to net cash provided by financing activities of $375.0 thousand in 2001. The Company commenced a private placement of its common stock for $0.09 per share of
Section 144 Restricted Stock during the first and second quarters of 2002, which resulted in receipt of $35,000. In addition, the Company generated $45,500 in cash from the exercising of warrants. At June 30, 2002, the total of our current assets was $422.0 thousand compared to $283.4 thousand at December 31, 2001, an increase of 48.9%. Cash and receivables for June 30, 2002 was $268.9 thousand versus $247.0 thousand at December 31, 2001, an increase of 8.9%. Current liabilities increased to $312.5 thousand at June 30, 2002 from $122.4 thousand, an increase of 155.4%. The Company has greatly reduced or stopped all other operations to conserve cash and pay all liabilities.

LEASE AND  LEASEHOLD  IMPROVEMENTS

The Company continued to maintain its lease dated April 15, 2000, with Teachers Insurance & Annuity Association of America, Inc. On May 22, 2002 the Company was able to secure smaller space and amend the lease to reflect this. Terms of the amended lease were for a period of three years at a monthly rate of $3,627 for year one, increasing approximately 10% thereafter. The amended leased premises for 2,386 square feet of which approximately 954 square feet is warehouse space. Under the terms of the asset purchase, Trader was assigned the lease of the Company. Effective July 16, 2002 the Company will have no further payments due on the lease.


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


MANAGEMENT

Effective September 1, 2001, the Company entered into an agreement with Steve Van Leeuwen to extend and define his executive services with the Company as Chairman and Chief Executive Officer of Auteo Media. At the same time, the Company entered into an agreement with Ron Clayton to define Mr. Claytons' position, serving as President of Auteo Media. Under the terms of Mr. Van Leeuwen's agreement he may continue as CEO and Chairman of the Board or provide notice to the Company of his intent to not serve as CEO effective July 1, 2002. Mr. Van Leeuwen informed the board of directors that he would not renew his employment agreement. He did agree to serve as interim Chief Executive Officer until such time as a successor was found or change in the business negates a need for such position. Mr. Clayton resigned from the Company effective July 15, 2002 to begin a venture in management and creation of dealership web sites. He signed a licensing agreement with the Company paying an upfront license fee and other consideration for non-exclusive use of the Company's go2dealer.net software system. Effective July 16, 2002 the Company terminated all employees as part of the asset purchase and they were immediately hired by Trader Publishing. The remaining two product development employees were also terminated effective this date.

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


WE ARE OPERATING AT A LOSS AND CANNOT ASSURE THAT WE WILL BE PROFITABLE.

Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies with no or limited operations.


WE  CURRENTLY   ANTICIPATE  THAT  OUR  CASH,  CASH  EQUIVALENTS  AND  SHORT-TERM
INVESTMENTS WILL BE SUFFICIENT TO MEET OUR ANTICIPATED NEEDS FOR WORKING CAPITAL AND OTHER CASH REQUIREMENTS AT LEAST FOR THE NEXT 3 TO 6 MONTHS.

We may need to raise additional funds sooner, however, in order to acquire products, businesses or technologies. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund operations or, take advantage of potential acquisition opportunities, would be significantly limited. Such limitation could have a material adverse effect on our business, results of operations, financial condition and prospects.


THE COMPANY HAS NO EMPLOYEES AND ITS CHIEF EXECUTIVE OFFICER IS OPERATING ON AN INTERIM BASIS.

Our Chief Executive Officer is currently serving on an interim basis as we seek to determine the appropriate future direction of the Company. He is now employed by Trader and has limited time and resources to dedicate toward Company management and oversight.


THE COMPANY IS BECOMING A SHELL CORPORATION.

A consultant has been retained to research, assess and recommend going forward arrangements for the Company, but there can be no assurances that a merger partner or any other new business operations can be established. The Company will endeavor to continue to make all necessary filings with the SEC and otherwise comply with the rules of the SEC relating to publicly-held companies. Auteo Media strongly recommends that you visit www.sec.gov to view upcoming SEC filings and all typical financial web sites that provide recent news releases regarding the company.


IT IS HIGHLY LIKELY THAT THE BOARD OF DIRECTORS OF THE COMPANY WILL CHANGE

As new business members (if any) are hired or retained by the Company to establish a new course of business operations, it is highly likely that our current management team and Board of Directors will be replaced.


THE DIRECTION, MARKETS AND OPPORTUNITIES OF THE COMPANY ARE CHANGING AND MAY NO LONGER REFLECT OR RESEMBLE THAT WHICH WAS DONE PREVIOUSLY IN THE COMPANY'S BUSINESS.

With the sale of substantially all of the assets of the Company, future business operations, if any, will, in all likelihood not resemble the past operations of the Company.


LEGAL ACTION CAN ALWAYS BE BROUGHT FORTH TO THE COMPANY WHOSE RESOLUTION CAN GREATY AFFECT EARNINGS AND CASH POSITION.

The Company will always defend itself vigorously against any legal action but significant costs could be incurred regardless of fault or final outcome in the Company's favor.

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

We cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. Even if an active trading market does develop, the market price of the common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors and events. Further, the stock markets, and in particular the OTC Bulletin Board, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of such companies. These broad market factors may adversely affect the market price of our common stock. In addition, general economic, political and market conditions such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies with publicly traded securities. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.


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

PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None


ITEM 2. CHANGES IN SECURITIES

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of the shareholders of Auteo Media, Inc. was held on July 13, 2002 to vote on two resolutions: the sale of substantially all of the assets of the Company's data collection business and for any other business that may come before the meeting.

Auteo had 7,996,481 shares outstanding. The votes registered in person or proxies were 4,960,190 or 62% of the outstanding shares. A quorum was reached and voting on the issues occurred.

Item #1 To approve the sale of substantially all the Company's assets that related directly to the business of creating vehicle window labels, collecting and disseminating unique vehicle description data.

Votes for this resolution were 4,268,500 or 86% of the represented shares. Votes against this resolution were 691,690 or 14% of the represented shares.

It was therefore approved by the shareholders to sell the assets to Trader Publishing.

Item #2 On the second item put forth for shareholder vote to transact such business as may properly come before the Special Meeting and any postponement or adjournment thereof, there were no further items brought forth for vote and the meeting was adjourned.


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number                 Name of Exhibit

      2                        Asset Purchase Agreement (1)

     20                        Tender Offer Statement by Issuer (2)

(1) Filed electronically as an Exhibit to SEC Form DEF 14A (Definitive Proxy Statement) on June 25, 2002.
(2) Filed electronically on SEC Form SC TO-I (Tender Offer Statement by Issuer) on July 29, 2002.

b. Reports on Form 8-K

On July 26, 2002 we filed a current report on Form 8-K reporting the shareholder approval and sale of substantially all of the Company's assets to Trader Publishing Company ("Trader"). The sale was effective on July 15, 2002 and included all the assets of the Company pertaining to Dealer Specialties International, Inc. and its related franchise agreement with the Company, specifically involving the Dealer Specialties Business. This business represented over 90% of the operations, revenues and expenses of the Company. As consideration for the sale of assets, Trader paid the Company $1,500,000 cash less certain holdbacks. The Company retained its cash and receivables.

In addition, we reported that the remaining operations of the business, which includes web site management services for automotive dealerships, could not operate profitably. Effective July 16, 2002 the Company has stopped or scaled back most operations in order to protect the cash position of the Company with the asset sale to Trader. Auteo Media entered into a license agreement with Motorwebs, Inc. to manage the remaining customers for an up-front license fee and other consideration. Motorwebs, Inc. is a new corporation operated by Ronald Clayton, previously the President of Auteo Media. Mr. Clayton resigned from the Company on July 15, 2002, without dispute, to begin this venture.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Auteo Media, Inc. on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                           /s/ Steve Van Leeuwen
                                           ---------------------
                                           Steve Van Leeuwen
                                           Chairman and CEO



                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Dated this 14th day of August, 2002.


                                AUTEO MEDIA, INC.
                            By: /s/ STEVE VAN LEEUWEN
                                ---------------------
                                Steve Van Leeuwen
                                Chairman and CEO

                                    EXHIBITS

THERE ARE NO EXHIBITS AS PART OF THIS FILING