Form 10QSB
period 2002-09-30
AUTEO MEDIA INC
filed 2003-01-07
CIK 1093677

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 0-27229

AUTEO MEDIA, INC. (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0409163 (I.R.S. Employer Identification No.)
4181 Norfolk Avenue Burnaby, British Columbia, Canada V6C 3A6 (Address of principal executive offices)
604.682.3757 (Issuer's telephone number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1,750,612 common shares, par value $0.001 as at January 3, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
Auteo Media, Inc.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Calgary, Alberta
Date: January 7, 2003

/s/ Donald Bell
___________________________________________
Director of Auteo Media, Inc.

Auteo Media, Inc.

CONdensed Financial REPORTS

(Reviewed)

September 30, 2002

December 31, 2001

Auteo Media, INc.

Contents

Independent Accountant's Report

To the Board of Directors
Auteo Media, Inc.
Las Vegas, Nevada

I have reviewed the accompanying condensed balance sheet of Auteo Media, Inc. as of September 30, 2002 and the related condensed statements of operations, stockholders' equity, and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

/s/ Kyle L. Tingle
Kyle L. Tingle, CPA, LLC

December 26, 2002

Henderson, Nevada

AUTEO MEDIA, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2002	2001
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$117,967	$-
Note receivable	22,452	-
Deposits	52,375	-

Total current assets	$192,794	$-

EQUIPMENT AND FURNITURE, NET	$10,991	$17,254

OTHER ASSETS
Intangible assets, net	$	$-
Net assets of discontinued operations	3,210	200,638

Total assets	$206,995	$217,892

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$-
Related party payables	531	-

Total current liabilities	$531	$-

STOCKHOLDERS' EQUITY
Common stock: $.001 par value;
authorized 25,000,000 shares;
issued and outstanding
6,555,372 shares at December 31, 2001;		$6,555
1,750,612 shares at September 30, 2002	$1,751
Additional paid in capital	392,985	1,111,970
Accumulated (deficit)	(188,272)	(900,633)

Total stockholders' equity	$206,464	$217,892

Total liabilities and stockholders' equity	$206,995	$217,892

See Accompanying Notes to Condensed Financial Statements.

AUTEO MEDIA, INC.

Condensed Statements of OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenues	$-	$-	$-	$-
Cost of revenues		-		-

Gross Profit	$	$-	$	$-

Operating, general and administrative expenses
Selling, general and administrative	$55,265	$-	$55,265	$-
Depreciation and amortization	2,088	2,088	6,263	4,623

Operating, general and
administrative expenses	$57,353	$2,088	$61,528	$4,623

Operating (loss)	$(57,353)	$(2,088)	$(61,528)	$4,623

Non-operating income (expense);
Interest expense	-	-	-	-
Other income (expense)	-	-	-	-

Net (loss) from continuing operations
before income taxes	$(57,353)	$(2,088)	$(61,528)	$(4,623)

(Loss) from discontinued operations	(118,269)	(34,380)	(230,516)	$(290,826)
Gain on disposition of discontinued operations
Federal and state income taxes	$1,004,405	$0	$1,004,405	$0

Net income (loss)	$828,783	$(36,468)	$712,361	$(295,449)

Net income (loss) per share	$0.14	$(0.01)	$0.11	$(0.05)

Average Number of Shares
of Common Stock Outstanding	6,022,150	6,454,883	6,658,791	6,293,971

See Accompanying Notes to Condensed Financial Statements.

AUTEO MEDIA, INC.

Condensed Statement

of changes in stockholders' equity

(Unaudited)
			Additional
			Contributed
	Common Stock		(Distributed)	Stock	Accumulated
	Shares	Amount	Capital	Subscriptions	(Deficit)

Balance, December 31, 2000	5,417,000	$5,417	$(542,582)	$1,164,980	$(533,421)

Issuance of common stock subscribed	194,163	194	1,164,786	(1,164,980)
Sale of common stock for cash	759,209	759	399,241
Issuance of stock for purchase of NWCarnet, Inc. assets	30,000	30	19,656
Issuance of common stock for services at prices ranging from $0.07 to $0.55 per share	155,000	155	35,119
Issuance of warrants for compensation at fair value	-	-	35,750
Net (loss), December 31, 2001					(367,212)

Balance, December 31, 2001	6,555,372	$6,555	$1,111,970	$-	$(900,633)

Sale of common stock	388,888	389	34,611
Issuance of common stock for services at prices ranging from $0.07 to $0.11 per share	91,111	91	9,709
Issuance of common stock for salaries of officer at $0.12 per share	311,110	311	37,022
Exercise of warrants	650,000	650	44,850
Acquisition of merged subsidiary			(22,500)
Rescission of warrants	(650,000)	(650)	(44,850)
Tender offer at $0.14 per share	(5,595,869)	(5,595)	(777,827)
Net income January 1, 2002 to September 30, 2002					712,361

Balance, September 30, 2002	1,750,612	$1,751	$392,985	$-	$(188,272)

See Accompanying Notes to Condensed Financial Statements.

AUTEO MEDIA, INC.

Condensed Statements of Cash flows

(Unaudited)

	For the nine months ended
	September 30,
	2002	2001

Cash Flows From Operating Activities
Reconciliation of net loss to net cash (used in) operating activities
Net income (loss)	$712,361	$(295,449)
Deduct:
Income (loss) from discontinued operations	(230,516)	(290,053)
Gain on disposition of discontinued operations	1,004,405	-
(Loss) from continuing operations	(61,528)	(4,623)
Adjustments to reconcile net (loss) from continuing operations to net cash (used in) operating
Activities of continuing operations:
Depreciation and amortization	6,263	4,623
Change in assets and liabilities
(Increase) decrease in prepaid expenses and other assets	(52,375)	-

Net cash (used in) operating activities	$(107,640)	$-

Cash Flows From Investing Activities

Purchase of equipment	$-	$(19,686)
Increase in related party payable	531	-
Net dispositions of businesses, net of cash acquired	1,030,950	-
Increase in loans receivable	(22,452)	-

Net cash provided by (used in) investing activities	$1,009,029	$(19,686)

Cash Flows From Financing Activities

Redemption of common stock	$(783,422)	$-
Proceeds from common stock issued for assets of NWCarnet included in continuing operations	-	19,686

Net cash provided by financing activities	$(783,422)	$19,686

Net increase (decrease) in cash	$117,967	$-
Cash and cash equivalents at beginning of period	$-	$-

Cash and cash equivalents at end of period	$117,967	$-

See Accompanying Notes to Condensed Financial Statements.

AUTEO MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and December 31, 2001

Note 1. Basis of Presentation

The unaudited condensed financial statements of Auteo Media, Inc. fka Flintrock Financial Services, inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission (the "SEC") on March 11, 2002. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

Note 2. Nature of Business

Auteo Media, Inc., a Nevada corporation (the Company) was an online and point-of-purchase automotive communications and commerce company connecting buyers and sellers of automobiles, vans, trucks and aftermarket accessories. The Company operated under the trade name "Dealer Specialties" and prepared sticker labels for auto dealers throughout Washington and California. On July 15, 2002, the Company sold substantially all assets, including those associated with data collection and labeling through it's Dealers Specialties franchise, to Trader Labeling, LLC (Trader).

The Company has no current operations.

Note 3. Stockholders' Equity

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001.

As of June 30, 2002, the Company issued 388,888 shares of common stock for $35,000. The Company also issued 91,111 shares of common stock in exchange for services of $9,800, at prices ranging from $0.07 - $0.11 per share.

In March and April, the Company issued 311,110 shares of common stock to two officers of the Company in lieu of salaries totaling $37,333. In June, the officers exercised warrants to purchase 650,000 shares of common stock for $45,500, with the stipulation that shares would be surrendered for the same price if the asset purchase agreement with Trader was concluded. The shares were surrendered for $45,500 on July 18, 2002.

On July 10, 2002, the Company acquired the remaining 17.5% of common shares of Tysa Corporation that it did not already own for $22,500. The Company then merged its wholly owned subsidiary into the Company.

The Company issued an "Offer to Purchase for Cash all Outstanding Shares of Common Stock of Auteo Media, Inc. at $0.14 Net Per Share" effective through August 28, 2002. On September 5, 2002, the Company paid $783,421.36 for 5,595,869 shares tendered under this offer.

Net Income (Loss) per Common Share

Net income (loss) per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the nine months ended September 30, 2002 and 2001 was 6,658,791, and 6,293,971, respectively, for the three months ended September 30, 2002 and 2001, 6,022,150 and 6,454,883, respectively. As of September 30, 2002 and 2001, the Company had no dilutive potential common shares.

Note 4. Discontinued Operations

On July 15, 2002, the shareholders of the Company approved the sale of assets related to the Company's date collection and labeling operations to Trade Labeling, LLC. (Trader) for cash of $1,500,000, net of certain prorations for accrued liabilities, payables, and receivables. The Company received $1,465,400 upon closing and $23,000 for holdbacks. Legal and consulting fees related to the sale of the assets of the business of $350,000 were applied against the gain on sale of the assets. Settlement fees of approximately $37,500 to dissenting shareholders were also applied against the gain.

These assets represented substantially all assets of the Company, in addition to assuming the Company's facility lease, certain equipment leases, and franchise agreements. Trader assumed no liabilities of the Company. Effective with the sale of assets, all employees were terminated and the Company ceased data collection and labeling operations. The asset purchase agreement included a five-year non-compete agreement with the Company's CEO for consideration of $100,000 and a one year employment agreement.

Accordingly, the Company's financial statements have been presented to reflect "Dealer Specialties" as a discontinued operation for all periods presented. The revenue, costs, expenses, assets, liabilities, and cash flows from the discontinued operations have been excluded from the respective captions on the Condensed Balance Sheets, Condensed Statements of Operations and, Condensed Statements of Cashflows, and have been reported though September 30, 2002 as "Net assets of discontinued operations," net loss from discontinued operations," and "net cash provided by (used in) discontinued operations."

At December 31, 2001, "Net Assets of Discontinued Operations" included total assets of $424,895 and liabilities of $224,257. Assets were comprised primarily of receivables and equipment. Liabilities comprised primarily of accounts payable, accrued liabilities and other short-terms liabilities. At September 30, 2002, "Net Assets of Discontinued Operations" included total assets of $6,537, primarily cash and receivables, and liabilities of $3,327, accruals due in the fourth quarter.

Revenues for discontinued operations was $89,715 and 416,053 for the three months ended September 30, 2002 and 2001 respectively; and $1,008,555 and 1,091,446 for the nine months ended September 30, 2002 and 2001, respectively. Interest expense was determined to be on debt as part of the discontinued business and was included in the net loss from discontinued operations.

Note 5. Related Party Transactions

On July 15, 2002, the Company granted a one-year non-exclusive license agreement to the Company's former president for the use of the Company's automobile dealership website management software for consideration of $10,000 and forgiveness of severance pay, approximately, $16,000.

Upon closure of the "Offer to Purchase for Cash all Outstanding Shares of Common Stock of Auteo Media, Inc. at $0.14 Net Per Share," the officers and directors resigned from the Company, and the Company elected a new Board. The new sole officer and director leases office space to the Company on a month-to-month lease of $2,000 per month. Total lease payments for the three and nine months ended September 30, 2002 was $4,000.

Item 2. Management's Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our", and "Auteo Media" mean Auteo Media, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

General

Auteo Media was incorporated on November 8, 1996 under the laws of the State of Nevada under the name Flintrock Financial Services, Inc. Concurrent with the reverse merger with Tysa Corporation on March 1, 2000 we changed our name to Auteo Media, Inc. effective March 14, 2000.

We were initially focused on operating as an automotive communications company offering online and point-of-purchase marketing, commerce and customer relationship systems to auto dealerships. We captured revenue from dealerships at multiple stages in the process of marketing new and used vehicles to their buyers. The California and Northwest Dealer Specialties business collected automotive data and digital pictures and printed customized window labels on behalf of car dealerships. The data was sent to multiple automotive internet sites including the dealerships' in some cases. Our Company also created and managed web sites for car dealerships under its Go2Dealer.net trade name and offered lead management services to several dealerships with its ContactAuto.com software. The majority of our revenues came from dealerships paying us for our data collection and window label services. This revenue was collected at the time the service is provided and not dependant upon the sale of the vehicle.

On July 15, 2002 substantially all of the assets relating to our Company's primary operations was purchased by the Trader Publishing Company. Trader Publishing is the largest automotive classifieds company in the United States and has been acquiring certain companies in the data collection business. In 2000, Trader Publishing purchased Dealer Specialties Intl. and their next largest competitor. Auteo Media was a licensee of Dealer Specialties, Intl. under separate franchise agreements for Washington and California. During the second quarter of 2002 Trader Publishing or their subsidiary company acquired the assets of certain licensee's, demonstrating their intent of competing in the data collection market. We believed these events presented certain risks to our ability to grow and compete effectively in the data collection business as a large, established and well funded company such as Trader Publishing or their subsidiaries would also be competing in our markets. Because of these events, our Board of Directors actively sought negotiations with and secured an agreement whereby the Trader Publishing Company acquired substantially all our assets related to the data collection business from Auteo Media for $1.5 million less certain hold backs. The remaining operations of our business, which included web site management services for automotive dealerships, cannot operate profitably. Effective July 16, 2002 we stopped or scaled back most operations in order to protect the cash position of our Company acquired from Trader in the asset sale.

On July 15, 2002 we entered into a license agreement with Motorwebs, Inc. to manage the remaining customers for an up-front license fee and other consideration. Motorwebs, Inc. is a new corporation operated by Ronald Clayton, previously the President of Auteo Media. Mr. Clayton resigned from our Company effective July 15, 2002, without dispute, to begin this venture.

On July 29, 2002, our Company filed a Tender Offer Statement, as amended, with the Securities and Exchange Commission wherein we offered to purchase all of the issued and outstanding shares of our common stock, together with the associated rights, for $0.14 net per share in cash. The Offer expired on August 29, 2002. Pursuant to the Offer, we accepted for payment 5,595,869 shares, representing approximately 76% of the outstanding shares of our common stock.

As a result of the sale of substantially all of our assets to Trader Publishing Company, Albert James resigned from our board of directors effective August 29, 2002, Mike Morrison resigned from our board of directors effective September 10, 2002, Steve Van Leeuwen resigned as our Chairman and Chief Executive Officer effective September 10, 2002 and Kathleen Van Leeuwen resigned as our Secretary and Director effective September 10, 2002.

Effective September 5, 2002 we appointed Donald Bell as our President and Director. Mr. Bell was also appointed our Secretary and Treasurer effective September 10, 2002.

Effective October 24, 2002 we appointed Kyle L. Tingle as our independent accountant to replace Grant Thornton who resigned as our independent accountants on August 19, 2002.

The Board of Directors of Auteo Media will continue to conduct all activities necessary to conserve cash and pay all liabilities. Our Company has hired a consultant to advise management and to research and recommend future alternatives for going forward as a non-operating public company. The following analysis of operations will not be indicative of on-going operations as we have sold substantially all of our assets and have effectively ceased most other business operations of our Company.

Plan of Operation

We no longer have an active operating business that we can pursue. Accordingly, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination over the 12 month period ending September 30, 2003. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that it will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our shares of common stock. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

Cash Requirements

We will be dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $100,000 over the twelve months ending September 30, 2003 for general and administrative expenses. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the next 12 months.

Purchase of Significant Equipment

We do not intent to purchase any significant equipment through September 30, 2003.

Employees

Over the twelve months ending September 30, 2003, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase in the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we retain, if any.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, our Company carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's President, Chief Executive Officer and Chief Financial Officer concluded that our Company's disclosure controls and procedures are effective. There have been no significant changes in our Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date our Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

On July 29, 2002, our company filed a Tender Offer Statement, as amended, with the Securities and Exchange Commission wherein we offered to purchase all of the outstanding shares of our common stock, together with the associated rights, for $0.14 net per share in cash. The Offer expired August 29, 2002. Effective September 22, 2002, 5,595,869 shares of our common stock were returned to treasury, representing approximately 76% of the outstanding shares of our common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 25, 2002 we filed a Schedule 14A Proxy Statement with the Securities and Exchange Commission in regards to the sale of substantially all of our assets. We held a Special Meeting of our shareholders on July 13, 2002 to vote on two resolutions: the sale of substantially all of the assets of Auteo Media's data collection business and for any other business that may come before the meeting. We had 7,996,481 shares outstanding. The votes registered in person or proxies were 4,960,190 or 62% of the outstanding shares. A quorum was reached and voting on the issues occurred. Item #1 To approve the sale of substantially all of our assets that related directly to the business of creating vehicle window labels, collecting and disseminating unique vehicle description data. Votes for this resolution were 4,268,500 or 86% of the represented shares. Votes against this resolution were 691,690 or 14% of the represented shares. It was therefore approved by the shareholders to sell the assets to Trader Publishing. Item #2 On the second item put forth for shareholder vote to transact such business as may properly come before the Special Meeting and any postponement or adjournment thereof, there were no further items brought forth for vote and the meeting was adjourned.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K Current Reports

On July 26, 2002 we filed a current report on Form 8-K announcing that on July 13, 2002 the majority of our shareholders approved the sale of substantially all of our assets pertaining to Dealer Specialties International, Inc. and its related franchise agreement with our company, to the Trader Publishing Company. This business represented over 90% of our operations, revenues and expenses. As consideration for the sale of assets, we received $1,500,000 in cash less certain holdbacks. The remaining operations of our Company's business, which included website management services for automotive dealerships could not operate profitably and, as a result, effective July 16, 2002, we stopped or scaled back most of our operations in order to protect our cash position from the asset sale to Trader. We also announced we entered into a license agreement with Motorwebs, Inc. to manage the remaining customers for an up-front license fee and other consideration. Motorwebs, Inc. is a corporation operated by Ronald Clayton, our former President, who resigned from our board effective July 15, 2002.

On August 26, 2002 we filed a current report on Form 8-K announcing that effective August 19, 2002, we were notified from Grant Thornton LLP that they were resigning as our independent accountants due to the decline in expected future operations resulting from the sale of our data collection and labeling operations.

On September 10, 2002 we filed a current report on Form 8-K announcing the resignation of Albert James from our board of directors effective August 29, 2002, the resignation of Mike Morrison from our board of directors effective September 10, 2002, the resignation of Steve Van Leeuwen as Chairman and Chief Executive Officer effective September 10, 2002 and the resignation of Kathleen Van Leeuwen as Secretary and Director effective September 10, 2002. We also announced, effective September 5, 2002 the appointment of Donald Bell as our President and Director. Mr. Bell was also appointed our Secretary and Treasurer effective September 10, 2002.

On October 31, 2002 we filed a current report on Form 8-K announcing the appointment of Kyle L. Tingle as our independent accountant.

Financial Statements Filed as Part of the Quarterly Report

Our financial statements include:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Changes in Stockholders' Equity

Condensed Statements of Cash Flows

Notes to the Financial Statements

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number and Description

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTEO MEDIA, INC.

/s/ Donald Bell
By:___________________________
Donald Bell, President and Director
January 7, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald Bell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Auteo Media, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 7, 2003

/s/ Donald Bell

_______________________________

Donald Bell
President, Chief Executive Officer
and Chief Financial Officer