Form 10KSB
period 2002-12-31
AUTEO MEDIA INC
filed 2003-05-22
CIK 1093677

This Form 10-KSB is the subject of a Form 12b-25

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number  0-27229
AUTEO MEDIA, INC.
(Name of small business issuer in its charter)
Nevada	88-0409163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4181 Norfolk Avenue Burnaby, British Columbia Canada	V6C 3A6
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  604.682.3757

Securities registered under Section 12(b) of the Exchange Act:

Not applicable.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's revenues for its most recent fiscal year were $1,008,555.

Based on the closing sale price of $0.04 for our common stock on the OTC Bulletin Board System on May 20, 2003, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $70,024.48. As of March 31, 2003, 1,750,612 shares of our common stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1. Description of Business.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", and "Auteo" mean Auteo Media, Inc., unless otherwise indicated.

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

Our Current Business

We no longer have an active operating business that we can pursue. Accordingly, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that it will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our shares of common stock.

Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. In selecting a suitable business opportunity or business combination, management intends to focus on the potential for future profits and strength of current operating management of the business opportunity or business combination. We have not put industry or geographically specific limitations on the nature of acquisitions or business opportunities to be evaluated. Management believes that the greatest potential lies in technology and goods or products-related industries, rather than principally service industries. Nevertheless, this shall not preclude the investigation or evaluation of any other category of business or industry. We will conduct our own investigation to identify an appropriate business opportunity or business combination, and will seek a potential business opportunity or business combination from all known sources, relying principally upon personal contacts of our officers and directors, as well as indirect associations between them and other business and professional people.

Plan of Operation

As we do not have an active operating business that we can pursue, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination over the 12 month period ending December 31, 2003. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that it will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our shares of common stock. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

Since we have had no operating history nor any revenues or earnings from operations as of December 31, 2002 and currently have limited financial resources, we will in all likelihood continue to sustain operating expenses without corresponding revenues. This may result in our company incurring a net operating loss which will increase continuously until we can implement its business plan and generate sufficient revenues therefrom.. The Board of Directors of Auteo Media will continue to conduct all activities necessary to conserve cash and pay all liabilities.

Cash Requirements

We will be dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $150,000 over the twelve months ending December 31, 2003 for general and administrative expenses. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the next 12 months.

Purchase of Significant Equipment

We do not intent to purchase any significant equipment through December 31, 2003.

Employees

Over the twelve months ending December 31, 2003, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase in the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we retain, if any.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and our director. Management intends to concentrate on identifying prospective business opportunities or business combinations which may be brought to management's attention through present associations. In analyzing prospective business opportunities or business combinations, management will consider, among other factors, such matters as:

(a) the available technical, financial and managerial resources;

(b) working capital and other financial requirements;

(c) history of operations, if any;

(d) prospects for the future;

(e) present and expected competition;

(f) the quality and experience of management services which may be available and the depth of that management;

(g) specific risk factors not now foreseeable but which may be anticipated as having an impact on our proposed activities;

(h) the potential for growth or expansion;

(i) the potential for profit;

(j) the perceived public recognition or acceptance of products, services or trades; and

(k) name identification.

Management will meet personally with management and key personnel of the firm sponsoring the business opportunity or business combination as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained.

Opportunities in which we participate will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. Our shareholders must, therefore, depend on management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to our participation). Even after our participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by us and, therefore, our shareholders.

The investigation of specific business opportunities or business combinations and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by of the related costs incurred. There is the additional risk that we will not find a suitable target. Management does not believe that we will generate revenue without finding and completing the acquisition of a suitable business opportunity or a transaction with a suitable target company. If no such business opportunity target is found, therefore, no return on an investment in our company will be realized, and there will not, most likely, be a market for our shares of common stock.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. It is likely that any merger with an existing company will be in the form of a reverse takeover, which may require both shareholder approval and a disclosure document. Once a transaction is complete, it is possible that our present management and shareholders will not be in control of our company. In addition, a majority or all of our officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of our shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable securities laws. In some circumstances, however, as a negotiated element of the potential transaction, we may agree to register such securities either at the time the transaction is consummated, under certain conditions or at a specified time thereafter. The issuance of substantial additional securities, and their potential sale into any trading market in our shares of common stock which may develop, may have a depressive effect on the market for and the price of our shares of common stock.

As part of our investigation of a potential business combination or opportunity, our officers and directors may:

(a) meet personally with management and key personnel;

(b) visit and inspect material facilities;

(c) obtain independent analysis or verification of certain information provided;

(d) check references of management and key personnel; and

(e) take other reasonable investigative measures, as our limited financial resources and management expertise allow.

The manner in which we participate in an opportunity with a target company or acquire a business opportunity will depend on the nature of the opportunity, our needs and desires, the needs and desires of the other party, management of the opportunity, and our relative negotiating strength and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of our company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will, in all likelihood, hold a smaller percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

During the fiscal year ended December 31, 2002, we reviewed a number of potential business opportunities, all of which we determined were not suitable to pursue having regard to a number of factors including, among other things, our Company's limited resources. There can be no assurance that management will ever be able to identify and secure a suitable business opportunity or that management has the requisite experience to recognize and understand a business operation that would benefit us. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that the acquisition of such business opportunity or the entering into of a business combination will be successful. Selecting a business opportunity will likely be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such benefits of a publicly traded corporation may include:

(a) facilitating or improving the terms on which additional equity financing may be sought;

(b) providing liquidity for the principals of a business;

(c) creating a means for providing incentive stock options or similar benefits to key employees; and/or

(d) providing liquidity (subject to restrictions of applicable statutes) for all shareholders.

In contrast, negative aspects of becoming a publicly traded corporation registered in the United States may include:

(a) complying with the requirements of the Securities Exchange Act of 1934;

(b) complying with the requirements of the Nevada corporations statute;

(c) exposure of our officers and directors to lawsuits and liabilities under the Securities Act of 1933;

(d) distracting management's attention from our day to day operations;

(e) restricting publicity and other marketing activities to ensure compliance with securities law requirements and minimizing the potential liability of our management and our company; and/or

(f) increased legal, accounting and other expenses associated with operating a public company.

Potentially available business opportunities and/or business combinations may occur in many different industries and at various stages in the development of a company, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

RISK FACTORS

Much of the information included in this registration statement includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgement regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our shares of common stock are considered speculative during our search for a new business opportunity. Prospective investors should consider carefully the risk factors set out below.

Scarcity of and Competition for Business Opportunities and Combinations

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

Governmental Regulation

To the best of our knowledge, we are not currently subject to direct federal, state or local regulation in the United States, other than regulations applicable to businesses generally.

Key Personnel

Although none of our present officers or our sole director are key to our continuing operations, we rely upon the continued service and performance of these officers and our sole director, and our future success depends on the retention of these people, whose knowledge of our business and whose technical expertise would be difficult to replace. At this time, none of our officers or our sole director are bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

If we are unable to hire and retain technical, sales and marketing and operational personnel, any business we acquire could be materially adversely affected. It is likely that we will have to hire a significant number of additional personnel in the future if we identify and complete the acquisition of a business opportunity, or if we enter into a business combination. Competition for qualified individuals is likely to be intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

Going Concern Qualification

There is substantial doubt about our ability to continue as a going concern due to the losses incurred since inception, our stockholders' deficiency, and lack of revenues.

We anticipate that we may require financing from unrelated third parties in order to continue seeking a suitable business opportunity or business combination. We anticipate that we will have sufficient capital to fund our ongoing operations until that time. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely seek to secure any additional financing necessary through a private placement of our common stock.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

Limited Operating History

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity or business combination. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity or business combination. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

Ability to Generate Revenues is Uncertain

For the year ended December 31, 2002, we incurred a net loss of $117,210 from continuing operations (net income of $641,074 when including loss from discontinued operations of $236,278 and the gain on the disposition of discontinued operations in the amount of $994,562). We do not anticipate generating any significant revenues until we acquire a business opportunity or complete a business combination. We also have an accumulated deficit of $259,559 as at December 31, 2002. At this time, our ability to generate any revenues is uncertain. The auditor's report on our December 31, 2002 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Speculative Nature of Our Proposed Operations

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

No Agreement for Business Combination or Other Transaction/No Standards for Business Combination

We have no agreement with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Continued Management Control/Limited Time Availability

We are dependent upon management's personal abilities to evaluate business opportunities that may be presented in the future. While seeking to acquire a business opportunity, management anticipates devoting up to 50% of their time to our business. Management may or may not have prior experience in the technical aspects of the industry or the business within that industry that may be acquired. Our officers have not entered into written employment agreements with us with respect to our proposed plan of operation and are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers or our sole director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and our likelihood of continuing operations.

Lack of Market Research or Marketing Organization

We have not conducted or received results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance we will successfully complete such an acquisition or combination.

Lack of Diversification

In all likelihood, our proposed operations, even if successful, may result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity's business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

Regulation

Although we will be subject to regulation under the Securities Exchange Act of 1934, management believes that we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event that we engage in business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940, meaning that we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our company under the Investment Company Act of 1940 and, consequently, any violation of such act would subject us to material adverse consequences.

Probable Change in Control and Management

A business combination or acquisition of a business opportunity involving the issuance of our shares of common stock may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of our common stock that they hold or resign as members of our board of directors. The resulting change in our control could result in removal of one or more of our present officers and sole director, and a corresponding reduction in or elimination of their participation in the future affairs of our company.

Reduction of Percentage Share Ownership Following Business Combination

Our primary plan of operation is based upon the acquisition of a business opportunity or a business combination with a private concern, which, in all likelihood, would result in us issuing shares of common stock to shareholders of such private company. Issuing previously authorized and unissued shares of our common stock will reduce the percentage of common stock owned by present and prospective shareholders and may result in a change in our control and/or management.

Taxation

United States and, if applicable, international tax consequences will, in all likelihood, be major considerations in any business acquisition or combination we may undertake. Typically, these transactions may be structured to result in tax-free treatment pursuant to various United States tax provisions. We intend to structure any business combination so as to minimize the tax consequences to both our company, our management, our principal shareholder and the target entity. Management cannot ensure that a business combination will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of shares of our common stock or assets. A non-qualifying reorganization could result in the imposition of taxes, which may have an adverse effect on both parties to the transaction.

Requirement of Audited Financial Statements May Disqualify Business Opportunity

Management believes that any potential business opportunity or target company should provide audited financial statements for review and for the protection of all parties to the business acquisition or combination, although management may waive this requirement in appropriate circumstances. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

Uncertain Ability to Manage Growth

Our ability to achieve any planned growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

"Penny Stock" Rules May Restrict the Market for the Company's Shares

Our shares of common stock are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

Possible Volatility of Share Prices

Our shares of common stock are currently publicly traded on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc. The trading price of our shares of common stock has been subject to wide fluctuations. Trading prices of our shares of common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our shares of common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our shares of common stock, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Indemnification of Directors, Officers and Others

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys' fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Nevada law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our company under Nevada law or otherwise, we have been advised the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Future Dilution

Our constating documents authorize the issuance of 25,000,000 shares of common stock, each with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Reports to Security Holders

Under the securities laws of Nevada, we are not required to deliver an annual report to our shareholders but we intend to send an annual report to our shareholders.

Item 2. Description of Property.

Our principal executive office is located at 4181 Norfolk Avenue, Burnaby, British Columbia. We occupy these premises on a proportional cost basis for office rent and administration services and expenses, month to month.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

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

Other than as set out above, no matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board under the symbol "AUTM". Our common stock began quotation on the OTC Bulletin Board on March 1, 2000. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of our common stock (obtained from Canada Stockwatch) for the periods indicated below are as follows:

Quarter Ended	High	Low
March 31, 2001	$1.56	$0.50
June 30, 2001	$0.70	$0.09
September 30, 2001	$0.31	$0.09
December 31, 2001	$0.32	$0.06
March 31, 2002	$0.19	$0.08
June 30, 2002	$0.16	$0.07
September 30, 2002	$0.14	$0.08
December 31, 2002	$0.15	$0.02

Our shares of common stock are issued in registered form. Pacific Stock Transfer, of 5844 South Pecos Road, Suite D, Las Vegas, Nevada 89120 (Telephone 702.361.3033, facsimile 702.433.1979) is the registrar and transfer agent for our shares of common stock.

As of March 31, 2003, we had 1,750,612 shares of common stock outstanding and approximately 100 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

Dividend Policy

We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our shares of common stock, we intend to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

Quarter Ended March 31, 2002

During the quarter ended March 31, 2002, we raised $25,000 from the sale of 277,777 shares of our common stock. In addition, we issued 80,000 shares of our common stock for the fair value of services received totalling $8,800 and issued 155,555 shares of our common stock to two of our officers in lieu of salary totaling $14,000.

Quarter Ended June 30, 2002

As of June 30, 2002, we raised $35,000 for the purchase of 388,888 shares of our common stock. In addition, we issued 91,111 shares of our common stock for the fair value of services received totalling $9,800. In March and April 2002, two of our officers received 311,110 shares of our common stock in lieu of salaries totalling $37,333. In order to provide cash for sustaining operations, in June 2002, two of our officers exercised warrants to the purchase of 650,000 shares of our common stock for $45,500 under stipulation with the Board of Directors that if the proposed asset purchase agreement with Trader Publishing is concluded, such shares would be surrendered and the exact amount paid would be reimbursed to them.

Quarter Ended September 30, 2002

On July 29, 2002, we filed a Tender Offer Statement, as amended, with the Securities and Exchange Commission wherein we offered to purchase all of the outstanding shares of our common stock, together with the associated rights, for $0.14 net per share in cash. The Offer expired August 29, 2002. Effective September 22, 2002, 5,595,869 shares of our common stock were returned to treasury, representing approximately 76% of the outstanding shares of our common stock.

Quarter Ended December 31, 2002

We did not issue any shares from treasury during the quarter ended December 31, 2002.

Item 6. Management's Discussions and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" found under "Item 1. Description of Business".

General

We no longer have an operating business that we can pursue. Accordingly, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company.

Results of Operations

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

We incurred a net loss of $117,210 from continuing operations for the fiscal year ended December 31, 2002 compared to a net loss of $367,212 for the year ended December 31, 2001. On the Statement of Operations (see attached), the Net Income for 2002 is $641,074, but this figure includes the net loss of continuing operations as well as the loss from discontinued operations ($236,278) and the gain on the disposition of discontinued operations ($994,562). The net loss from continuing operations is due primarily to costs associated with actively seeking an acquisition of a suitable business opportunity. We have generated a cumulative loss since inception of $259,559. Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

Discussion and analysis related to significant operating activities undertaken during the year is set out below.

Lack of Revenues

At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our December 31, 2002 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

At this time, the company anticipates general administrative and operations expenses for the year ended December 31, 2003 to be approximately $150,000. We will be dependent upon proceeds from the sale of our securities for the near future. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

Liquidity and Capital Resources

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our company has suffered recurring losses and has not generated profitable operations since inception. The continuance of our company as a going concern is dependent on obtaining financing from third parties.

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of December 31, 2002 and December 31, 2001, our cash and cash equivalent balances were $348 and $113,115 respectively. We anticipate that we will require additional financing in order to continue seeking a suitable business opportunity or business combination. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock.

Plan of Operation for the 12 Months ending December 31, 2003

We will continue to seek a new business opportunity or business combination over the 12 month period ending December 31, 2003. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

Cash Requirements

There is substantial doubt about our ability to continue as a going concern due to the losses incurred since inception, our stockholders' deficiency, and lack of revenues.

We anticipate that we may require financing from unrelated third parties in order to continue seeking a suitable business opportunity or business combination. We anticipate that we will have sufficient capital to fund our ongoing operations until that time. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely seek to secure any additional financing necessary through a private placement of our common stock.

Product Research and Development

We do not anticipate that it will expend any significant monies on research and development over the next twelve months.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through December 31, 2003, unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

Employees

Over the twelve months ending December 31, 2003, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 was adopted by the Company for the fiscal year ended December 31, 2002. As disclosed in Note 6, the adoption of this standard had a material effect on the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro-forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation expands on the accounting guidance of FAS 5, Accounting for Contingencies, FAS 57, Related Party Disclosures, and FAS 107, Disclosures about Fair Value of Financial Instruments, and incorporates without change the provisions of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 will be effective to the Company on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Under that interpretation, certain entities known as "Variable Interest Entities" ("VIE") must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation will be effective for the Company's 2003 financial statements. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In November 2002, the "EITF" reached a consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 is effective for revenue agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Auteo Media, Inc.

Financial REPORTS

December 31, 2002

AUTEO MEDIA, INC.

Contents

Independent Auditor's Report

To the Board of Directors
Auteo Media, Inc.

I have audited the accompanying balance sheet of Auteo Media, Inc. as of December 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America.. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auteo Media, Inc. as of December 31, 2002 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited continuing operations without an established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kyle L. Tingle
Kyle L. Tingle, CPA, LLC

May 13, 2003
Henderson, Nevada

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Auteo Media, Inc.

We have audited the accompanying statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auteo Media, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/GRANT THORNTON LLP
GRANT THORNTON LLP

Seattle, Washington
February 1, 2002 (except for note 6,
as to which the date is July 15, 2002)
AUTEO MEDIA, INC. BALANCE SHEET
December 31, 2002
ASSETS
CURRENT ASSETS
Cash	$ 348
Notes receivable	78,960
Interest receivable	986
Refundable deposits	52,375
Total current assets	$132,669
EQUIPMENT AND FURNITURE, NET	$ 701
OTHER ASSETS
Non-marketable securities	$ 10,000
Net assets of discontinued operations	-
Total assets	$143,370
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 4,404
Related party payables (net)	3,789
Total current liabilities	$ 8,193
STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; authorized 25,000,000 shares; issued and outstanding 1,750,612 shares at December 31, 2002	$ 1,751
Additional paid in capital	392,985
Accumulated deficit	(259,559)
Total stockholders' equity	$135,177
Total liabilities and stockholders' equity	$143,370

See Accompanying Notes to Financial Statements

AUTEO MEDIA, INC. STATEMENTS OF OPERATIONS Years Ended December 31,
	2002	2001
Revenues	$ -	$ -
Cost of revenues	- ________	- ________
Gross Profit	$ -	$ -
Operating, general and administrative expenses
Selling, general and administrative	$115,421	$ -
Depreciation and amortization	1,789 ________	1,789 ________

Operating, general and administrative expenses	$117,210	$ 1,789
Net loss from continuing operations	$(117,210)	$ (1,789)

Loss from discontinued operations	(236,278)	$(365,423)
Gain on disposition of discontinued operations	994,562 ________	- ________

Net income (loss)	$641,074	$(367,212)
Income (loss) per share - basic and diluted
Loss from continuing operations	$ (0.02)	$ (0.00)

Income (loss) from discontinued operations	$ (0.14)	$ (0.06)

Weighted Average Number of Shares of Common Stock Outstanding	5,421,661	6,353,283

See Accompanying Notes to Financial Statements

AUTEO MEDIA, INC. STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Years Ended December 31, 2002 and 2001
	Common Stock		Additional Contributed (Distributed) Capital
	Shares	Amount		Stock Subscriptions	Accumulated (Deficit)	Total
Balance December 31, 2000	5,417,000	$ 5,417	$ (542,582)	$ 1,164,980	$ (533,421)	$ 94,394
Issuance of common stock subscribed	194,163	194	1,164,786	(1,164,980)	-	-
Sale of common stock for cash	759,209	759	399,241		-	400,000
Issuance of stock for purchase of NWCarnet, Inc. assets	30,000	30	19,656	-	-	19,686
Issuance of common stock for services at prices ranging from $0.07 to $0.55 per share	155,000	155	35,119	-	-	35,274
Issuance of warrants for compensation at fair value	-	-	35,750	-	-	35,750
Net loss December 31, 2001	-	-	-	-	(367,212)	(367,212)
Balance December 31, 2001	6,555,372	$ 6,555	$1,111,970	$ -	$ (900,633)	$ 217,892
Sale of common stock	388,888	389	34,611			35,000
Issuance of common stock for services at prices ranging from $0.07 to $0.11 per share	91,111	91	9,709	-	-	9,800
Issuance of common stock from salaries of officer at $0.12 per share	311,110	311	37,022	-	-	37,333
Exercise of warrants	650,000	650	44,850	-	-	45,500
Acquisition of merged subsidiary			(22,500)	-	-	(22,500)
Rescission of warrants	(650,000)	(650)	(44,850)	-	-	(45,500)
Tender offer at $0.14 per share	(5,595,869)	(5,595)	(777,827)	-	-	(783,422)
Net income December 31, 2002	-	-	-	-	641,074	641,074
Balance December 31, 2002	1,750,612	$ 1,751	$ 392,985	$ -	$ (259,559)	$ 135,177

See Accompanying Notes to Financial Statements

AUTEO MEDIA, INC. STATEMENTS OF CASH FLOWS Years Ended December 31,
	2002	2001
Cash Flows From Operating Activities
Reconciliation of net loss to net cash used in operating activities
Net income (loss)	$ 641,074	$ (367,212)
Deduct:
Loss from discontinued operations	(236,278)	(365,423)
Gain on disposition of discontinued operations	994,562	-
Loss from continuing operations	(117,210)	(1,789)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	1,789	1,789
Change in assets and liabilities
(Increase) in other assets	(53,361)	-
Increase in accounts payable	4,404	-
Net cash used in operating activities	$ (164,378)	$_______
Cash Flows from Investing Activities
Investment in securities	$ (10,000)	$ -
Increase in related party payables, net	3,789	-
Net disposition of business, net of cash acquired	782,422	-
Increase in loans receivable	(78,960)	-
Net cash provided by investing activities	$ 697,251	$ -
Cash Flows from Financing Activities
Redemption of common stock	$ (783,422)	$ -
Net cash used in by financing activities	$ (783,422)	$ -
Net cash provided by discontinued operations	$ 250,897	$ -
Net increase in cash	$ 348	$ -
Cash at beginning of period	$ -	$ -
Cash at end of period	$ 348	$ -

See Accompanying Notes to Financial Statements

AUTEO MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

Note 1. Summary of Significant Accounting Policies

Auteo Media, Inc. fka Flintrock Financial Services, Inc. (the Company) was an online and point-of-purchase automotive communications and commerce company that connected buyers and sellers of autos, vans, and trucks and aftermarket accessories. The Company operated under the trade name "Dealer Specialties" and prepared sticker labels for auto dealers throughout Washington and California for purposes of advertising car features to potential customers. Additionally the Company operated websites and web posting for various car dealers where by cars were offered for sale over the Internet. On July 15, 2002, the Company sold assets, including those associated with data collection and labeling through its Dealers Specialties franchise, to Trader Labeling, LLC (Trader). The Company has accounted for this transaction as a discontinued operation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, see Note 6 for additional discussion. Accordingly, the Company has reflected all activities related to data collection and labeling as discontinued operations in the accompanying financial statements.

As a result of the discontinued operations of the data collection and labeling activities, the Company's remaining operating activities are its business development and consulting practices, particularly in mergers and acquisitions. The director of the Company has discussed business opportunities and has deposited funds with a potential merger candidate.

Going Concern

The Company incurred a net loss of $117,210 from continuing operations for the year ended December 31, 2002. After the sale of assets to Trader Labeling, LLC, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company through debt and/or equity financing.

Management of the Company does not believe that it will be able to generate revenues without finding and completing an acquisition of a suitable business opportunity. The ability of the Company to continue as a going concern is dependent on securing funding from or acquisition of a business opportunity. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

A summary of the Company's significant accounting policies is as follows:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2002.

AUTEO MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

Note 1. Summary of Significant Accounting Policies (continued)

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Estimated service lives of property and equipment are as follows:

Computer equipment 3 years

New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 was adopted by the Company for the fiscal year ended December 31, 2002. As disclosed in Note 6, the adoption of this standard had a material effect on the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro-forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation expands on the accounting guidance of FAS 5, Accounting for Contingencies, FAS 57, Related Party Disclosures, and FAS 107, Disclosures about Fair Value of Financial Instruments, and incorporates without change the provisions of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 will be effective to the Company on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

AUTEO MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

Note 1. Summary of Significant Accounting Policies (continued)

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Under that interpretation, certain entities known as "Variable Interest Entities" ("VIE") must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation will be effective for the Company's 2003 financial statements. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In November 2002, the "EITF" reached a consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 is effective for revenue agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Note 2. Notes Receivable

Notes receivable consists of the following at December 31, 2002:
Note receivable, secured by real estate, 5% interest, due on demand, initially at $45,000 Canadian	$28,960
Note receivable, unsecured, 5% interest, due April 2, 2003	50,000
Total notes receivable, secured and unsecured	$78,960

Accrued interest income on notes receivable, included in interest receivables as of December 31, 2002 was $986.

Note 3. Refundable Deposits

The Company has deposited funds with an advisory group in contemplations of a business acquisition. The monies are refundable until such time a merger transaction is completed. The Company had $52,375 of refundable deposits at December 31, 2002.

Note 4. Property and Equipment

Property and equipment consist of the following at December 31, 2002:
Computer equipment	$5,366

Less accumulated depreciation	4,665

$701

AUTEO MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

Note 5. Stockholders' Equity

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

Business combinations

On February 29, 2000, the Company entered into a share exchange agreement with TYSA Corporation (TYSA) whereby the Company purchased 82.5% of TYSA's outstanding common stock for cash consideration of $835,000 and 2,100,000 shares of the Company's common stock. In conjunction with the merger, the majority shareholders of TYSA were appointed to the board of directors and assumed control of the operations of the resulting company, Auteo Media, Inc. The transaction was accounted for as a reverse acquisition and resulted in TYSA becoming the accounting acquirer, whereby historical financial statements include the accounts of TYSA as of and for the years ended December 31, 2002 and 2001.

On March 15, 2001, The Company acquired substantially all of the assets of NWCarnet, Inc, d.b.a. NWCarnet, consisting primarily of computer equipment and software, in exchange for 30,000 shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting. The total acquisition cost of $19,686 approximated the fair value of the assets acquired.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the years ended December 31, 2002 and 2001 totaling 5,421,661, and 6,353,283, respectively. Because of the net loss for the year ended December 31, 2001, potentially dilutive common stock issuances were not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive. As of December 31, 2002 and 2001, there were 0 and 719,431 shares of potentially issuable common stock, respectively.

AUTEO MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

Note 6. Discontinued Operations

On July 15, 2002, the shareholders of the Company approved the sale of assets related to the Company's data collection and labeling operations to Trade Labeling, LLC. (Trader) for cash of $1,500,000, net of certain prorations for accrued liabilities, payables, and receivables. The Company received $1,465,400 upon closing and $23,000 for holdbacks. Legal and consulting fees related to the sale of the assets of the business of $350,000 were applied against the gain on sale of the assets. Settlement fees of approximately $37,500 to dissenting shareholders were also applied against the gain. In connection with the sale, a net gain of $994,562 was recognized, and is reported as "Gain on disposition of discontinued operations" in the Statements of Operations.

Trader assumed the Company's facility lease, certain equipment leases, and franchise agreements. Trader assumed no liabilities of the Company. Effective with the sale of assets, all employees were terminated and the Company ceased data collection and labeling operations. The asset purchase agreement included a five-year non-compete agreement with the Company's CEO for consideration of $100,000 and a one year employment agreement. All outstanding stock options for all employees and directors were cancelled effective with the above mentioned sale of assets to Trader Labeling LLC.

The sale of these operations represents the disposal of a component of the entity as defined by paragraph 41 of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Company's financial statements have been presented to reflect "Dealer Specialties" as a discontinued operation for all periods presented. The revenue, costs, expenses, assets, liabilities, and cash flows from the discontinued operations have been excluded from the respective captions on the Balance Sheets, Statements of Operations and, Statements of Cashflows, and have been reported though December 31, 2002 as "Net assets of discontinued operations," "net loss from discontinued operations," and "net cash provided by (used in) discontinued operations."

At December 31, 2001, assets were comprised primarily of receivables and equipment. Liabilities comprised primarily of accounts payable, accrued liabilities and other short-terms liabilities. The following is a summary of assets and liabilities of the Company at December 31, 2001:

Current assets	$283,392
Property and equipment	135,510
Other assets	20,757
Total Assets	$439,659
Current liabilities	122,360
Related party payables	101,897

Total Liabilities	$224,257

Net assets of discontinued operations	$215,402

The following is a summary of activities from discontinued operations for the years ended December 31, 2002 and 2001. Interest expense was determined to be related to the debt as part of the discontinued business and was included in the net loss from discontinued operations:
	2002	2001
Revenues	$1,008,555	$1,530,678
Expenses	1,244,833	(1,896,101)
Loss from discontinued operations	$(236,278)	$(365,423)

AUTEO MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

Note 7. Related Party Transactions

On July 15, 2002, the Company granted a one-year non-exclusive license agreement to the Company's former president for the use of the Company's automobile dealership website management software for consideration of $10,000 and forgiveness of severance pay of approximately $16,000.

Upon closure of the "Offer to Purchase for Cash all Outstanding Shares of Common Stock of Auteo Media, Inc. at $0.14 Net Per Share," the officers and directors resigned from the Company, and the Company elected a new Board.

The new sole officer and director leases office space to the Company on a month-to-month lease of $2,000 per month. On September 10, 2002, the sole director entered a Management Agreement with the Company agreeing to director compensation of up to $10,000 per month for his expertise and management of the Company, and $2,500 in rent reimbursement relating to office space for the Company. The agreement is for a six-month term, at which time, it is a monthly agreement with a one-month notice for termination. For the years ended December 31, 2002, the Company incurred $30,000 and $11,500 of director's compensation and rental expense, respectively, under the above agreements. Accounts payable outstanding at December 31, 2002 for these services is $3,601. As the compensation is discretionary, no commitments result from this agreement.

The sole director has paid expenses on behalf of the company, without reimbursement. These advances totaled $1,488 at December 31, 2002.

The Company paid expenses for a company related by common ownership of the director. Payments receivable from the related party are $1,299 at December 31, 2002

Income Taxes

The Company accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method of accounting for income taxes, deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

The income tax provision reconciled to the tax computed at the statutory federal rate is approximately as follows for the years ended December 31, 2002 and 2001.
	2002	2001
Tax Benefit at statutory rate	$218,000	$(124,900)
Permanent differences	3,700	1,400
Increase (decrease) in valuation allowance	(221,700)	123,500

	$ -	$ -

AUTEO MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

Note 9. Income Taxes (continued)

The components of deferred tax assets and liabilities are approximately as follows at December 31:
	2002	2001
Net operating loss carryforwards	$49,400	$248,500
Accrual to cash adjustments	-	30,700
Other	-	12,100
Depreciation and amortization	(300)	(20,500)
Less valuation allowance	(49,100)	(270,800)

	$ -	$ -

Section 382 of the Internal Revenue Code of 1986 and the related regulations impose certain limitations on a corporation's ability to use net operating loss carryforwards if more than a 50% ownership change occurs. State laws generally conform to the provisions of Section 382. As a result of stock redemption during 2002, it is possible that the Company had an ownership change of more than 50%; therefore, the Company's ability to utilize the net operating loss carryforwards may be substantially restricted.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

As at May 20, 2003 our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Donald Bell	President, Chief Executive Officer and Director Secretary and Treasurer	39	September 5, 2002 September 10, 2002

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Donald Bell, President, Chief Executive Officer and Director

On September 5th, 2002 Mr. Donald Bell was appointed as Director and President and on September 10th, 2002 was appointed Secretary, Treasurer and sole Director of the Company. Mr. Bell has worked within the investment community for the past 15 years, including positions as an investment adviser with Pacific International Securities Inc. of Vancouver BC, and as the Vice President of corporate finance and business development for a publicly traded mining and resource company. Over the past five years, Mr. Bell has been self-employed.

Committees of the Board

We do not have an audit or compensation committee at this time.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Item 10. Executive Compensation.

The following table summarizes the compensation paid to our President and Chief Executive Officer during the last three completed fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.
		Annual Compensation			Long Term Compensation		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
Donald Bell President, CEO, Secretary and Treasurer(1)	2002	$50,000	Nil	Nil	Nil	Nil	Nil
Steve Van Leeuwen Former CEO & Chairman(2)	2002 2001 2000	$120,000	Nil	Nil	100,000	Nil	$178,050
Ronald Clayton Former President(3)	2001	$70,000	Nil	Nil	150,000	Nil	$106,500
Kathy Van Leeuwen Former Secretary and Controller(4)	2001	$48,000	Nil	Nil	50,000	Nil	$85,750

(1) Mr. Bell was appointed our President, Chief Executive Officer and director on September 5, 2002. Mr. Bell was also appointed our Secretary and Treasurer on September 10, 2002.

(2) Mr. Van Leeuwen resigned as our Chairman and Chief Executive Officer on September 10, 2002.

(3) Mr. Clayton resigned as our President on July 15, 2002.

(4) Ms. Van Leeuwen resigned as our Secretary, Controller and a director on September 10, 2002.

As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer's employment with our company, from a change in control of our company or a change in such officer's responsibilities following a change in control.

Employment/Consulting Agreements

The new sole officer and director leases office space to the Company on a month-to-month lease of $2,000 per month. On September 10, 2002, the sole director entered a Management Agreement with the Company agreeing to director compensation of up to $10,000 per month for his expertise and management of the Company, and $2,500 in rent reimbursement relating to office space for the Company. The agreement is for a six-month term, at which time, it is a monthly agreement with a one-month notice for termination.

Other than as disclosed above, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. Other than the management agreements discussed above, we do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal year ended December 31, 2002 to our named executive officers.

There were no aggregated option/SAR exercises in the year ended December 31, 2002.

All options granted under any previous stock option plan were cancelled with the sale of substantially all of our assets to Trader Labeling LLC on July 15, 2002.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2002.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended December 31, 2002. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

The following table sets forth, as of March 31, 2003, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Donald Bell Calgary, Alberta, Canada	Nil	N/A
Directors and Executive Officers as a Group	Nil	N/A

(1) Based on 1,750,612 shares of common stock issued and outstanding as of March 31, 2003. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Item 12. Certain Relationships and Related Transactions.

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 13. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On July 26, 2002, we filed a current report on Form 8-K announcing that on July 13, 2002 the majority of our shareholders approved the sale of substantially all of our assets pertaining to Dealer Specialties International, Inc. and its related franchise agreement with our company, to the Trader Publishing Company. This business represented over 90% of our operations, revenues and expenses. As consideration for the sale of assets, we received $1,500,000 in cash less certain holdbacks. The remaining operations of our Company's business, which included website management services for automotive dealerships could not operate profitably and, as a result, effective July 16, 2002, we stopped or scaled back most of our operations in order to protect our cash position from the asset sale to Trader. We also announced we entered into a license agreement with Motorwebs, Inc. to manage the remaining customers for an up-front license fee and other consideration. Motorwebs, Inc. is a corporation operated by Ronald Clayton, our former President, who resigned from our board effective July 15, 2002.

On August 26, 2002, we filed a current report on Form 8-K announcing that effective August 19, 2002, we were notified from Grant Thornton LLP that they were resigning as our independent accountants due to the decline in expected future operations resulting from the sale of our data collection and labeling operations.

On September 10, 2002, we filed a current report on Form 8-K announcing the resignation of Albert James from our board of directors effective August 29, 2002, the resignation of Mike Morrison from our board of directors effective September 10, 2002, the resignation of Steve Van Leeuwen as Chairman and Chief Executive Officer effective September 10, 2002 and the resignation of Kathleen Van Leeuwen as Secretary and Director effective September 10, 2002. We also announced, effective September 5, 2002 the appointment of Donald Bell as our President and Director. Mr. Bell was also appointed our Secretary and Treasurer effective September 10, 2002.

On October 31, 2002, we filed a current report on Form 8-K announcing the appointment of Kyle L. Tingle as our independent accountant.

On January 7, 2003, we filed a current report on Form 8-K advising that we filed our Form 10-QSB Quarterly Report for the period ended September 30, 2002 and attaching the 906 Certification of our President, Chief Executive Officer and Chief Financial Officer.

Financial Statements Filed as Part of the Annual Report:

The following Financial Statements pertaining to Auteo Media are filed as part of this annual report:
Independent Auditors' Report dated May 13, 2003
Grant Thornton LLP Report of Independent Accountants dated February 1, 2002 (except for note 6, as to which the date is July 15, 2002)
Balance Sheet as at December 31, 2002
Statements of Operations for the years ended December 31, 2002 and 2001
Statements of Changes in Stockholders' Equity, years ended December 31, 2002 and 2001
Statements of Cash Flows for the years ended December 31, 2002 and 2001
Notes to the Financial Statements

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number and Description

(3) Articles of Incorporation/Bylaws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on September 3, 1999)

3.2 Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on September 3, 1999)

(99) Exhibits

99.1 Section 906 Certification

Item 14. Controls and Procedures.

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

AUTEO MEDIA, INC.
a Nevada corporation

/s/ Donald Bell
______________________________
By: Donald Bell, President, CEO
and Director

Date: May 21, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ Donald Bell
_____________________________________
Donald Bell, President,
Chief Executive Officer and Director

Date: May 21, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald Bell, certify that:

1. I have reviewed this annual report on Form 10-KSB of Auteo Media, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003

/s/ Donald Bell
_______________________________

Donald Bell, President, Chief
Executive Officer and Chief
Financial Officer