Form 10QSB
period 2003-03-31
AUTEO MEDIA INC
filed 2003-05-30
CIK 1093677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________________ to ____________________


                         Commission file number 0-27229


                                AUTEO MEDIA, INC.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                               88-0409163
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                               4181 NORFOLK AVENUE
                    BURNABY, BRITISH COLUMBIA, CANADA V6C 3A6
                    _________________________________________
                    (Address of principal executive offices)


                                 604.682.3757
                           ___________________________
                           (Issuer's telephone number)


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

DISCLOSURE

To:      The Shareholders of
         AUTEO MEDIA, INC.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2003 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Calgary, Alberta
Date: May 23, 2003



/s/ DONALD BELL
_____________________________
Donald Bell
Director of Auteo Media, Inc.

                                AUTEO MEDIA, INC.

                           CONDENSED FINANCIAL REPORTS



                                 MARCH 31, 2003
                                DECEMBER 31, 2002

                                AUTEO MEDIA, INC.
                                    CONTENTS


Condensed Balance Sheets                                                       1

Condensed Statements of Operations                                             2

Condensed Statements of Changes in Stockholders' Equity                        3

Condensed Statements of Cash Flows                                             4

Notes to Condensed Financial Statements                                      5-7
________________________________________________________________________________




                                AUTEO MEDIA, INC.
                            CONDENSED BALANCE SHEETS

                                                                  March 31,       December 31,
                                                                       2003               2002
                                                                 _____________________________
                                                                 (Unaudited)

                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                     $        0        $       348
   Notes receivable                                                  78,960             78,960
   Interest receivable                                                1,973                986
   Refundable Deposits                                               52,375             52,375
                                                                 _____________________________

         Total current assets                                    $  133,308        $   132,669

EQUIPMENT AND FURNITURE, NET                                     $      254        $       701

OTHER ASSETS
   Non-marketable securities                                     $   10,000        $    10,000
   Net assets of discontinued operations                                  -                  -
                                                                 _____________________________

         Total assets                                            $  143,562        $   143,370
                                                                 =============================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                              $    6,860        $     4,404
   Other Payable                                                      4,000                  -
   Related party payables (net)                                      40,955              3,789
                                                                 _____________________________

         Total current liabilities                               $   51,815        $     8,193

STOCKHOLDERS' EQUITY
   Common stock: $.001 par value;
   authorized 25,000,000 shares;
   issued and outstanding
   1,750,612 shares at March 31, 2003 and December 31, 2002      $    1,751        $     1,751
   Additional paid in capital                                    $  392,985            392,985
   Accumulated (deficit)                                                              (259,559)
                                                                  (302,989)
                                                                 _____________________________

         Total stockholders' equity                              $   91,747        $   135,177
                                                                 _____________________________

         Total liabilities and stockholders' equity              $  143,562        $   143,370
                                                                 =============================


See Accompanying Notes to Condensed Financial Statements.




                                AUTEO MEDIA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         For the three months ended
                                                                 March 31,
                                                            2003            2002
                                                         __________________________

Revenues                                                 $        -      $        -
Cost of revenues                                                  -               -
                                                         __________________________

Gross Profit                                             $        -      $        -

Operating, general and administrative expenses
   Selling, general and administrative                   $   43,970      $        -

   Depreciation and amortization                                447             447
                                                         __________________________

     Operating, general and administrative expenses      $   44,417      $      447
                                                         __________________________

      Operating loss                                     $  (44,417)     $     (447)

Other income
        Interest income                                         987               -
                                                         __________________________


       Net loss from continuing operations               $  (43,430)     $        -

Loss from discontinued operations                                 -      $  (76,770)
                                                         __________________________

     Net loss                                            $  (43,430)     $  (77,217)
                                                         ==========================


     Loss per share - basic and diluted
     Loss from continuing operations                     $    (0.02)     $    (0.00)
                                                         ==========================

     Loss from discontinued operations                   $    (0.00)     $    (0.01)
                                                         ==========================

     Weighted Average Number of Shares
       of Common Stock Outstanding                        1,750,612       6,578,199
                                                         ==========================


See Accompanying Notes to Condensed Financial Statements.




                                AUTEO MEDIA, INC.
                               CONDENSED STATEMENT
                       OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                          Additional
                                                                          Contributed
                                                 Common Stock            (Distributed)     Accumulated
                                             Shares          Amount         Capital         (Deficit)       Total
                                           ___________________________________________________________________________

Balance, December 31, 2001                   6,555,372      $  6,555      $ 1,111,970      $ (900,633)      $  217,892

Sale of common stock                           388,888           389           34,611                           35,000
Issuance of common stock for services
   at prices ranging from $0.07 to
   $0.11 per share                              91,111            91            9,709                            9,800
Issuance of common stock for salaries
   of officer at $0.12 per share               311,110           311           37,022                           37,333
Exercise of warrants                           650,000           650           44,850                           45,500
Acquisition of merged subsidiary                                              (22,500)                         (22,500)
Rescission of warrants                        (650,000)         (650)         (44,850)                         (45,500)
Tender offer at $0.14 per share             (5,595,869)       (5,595)        (777,827)                        (783,422)
Net income December 31, 2002                                                                  641,074          641,074
                                           ___________________________________________________________________________
Balance, December 31, 2002                   1,750,612      $  1,751      $   392,985      $ (259,559)      $  135,177


Net (loss) January 1, 2003 to March 31,
2003                                                                                          (43,430)         (43,430)
                                           ___________________________________________________________________________
Balance, March 31, 2003                      1,750,612      $  1,751      $   392,985      $ (302,989)      $   91,747
                                           ===========================================================================


See Accompanying Notes to Condensed Financial Statements.




                                AUTEO MEDIA, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            For the three months ended
                                                                    March 31,
                                                              2003              2002
                                                           _____________________________

Cash Flows From Operating Activities
Reconciliation of net loss to net cash
  (used in) operating activities
Net income (loss)                                          $   (43,430)      $   (77,217)
Deduct:
   Income (loss) from discontinued operations                        -           (76,770)

   Gain on disposition of discontinued operations                    -                 -
                                                           _____________________________
(Loss) from continuing operations                              (43,430)             (447)

Adjustments to reconcile net (loss) from continuing
  operations to net cash (used in) operating
  Activities of continuing operations:
  Depreciation and amortization                                    447               447
  Change in assets and liabilities
            (Increase) in other assets                            (987)                -
               Increase in notes payable                         2,456                 -
               Increase in other payables                        4,000                 -
                                                           _____________________________

Net cash (used in) operating activities                    $   (37,514)      $         -


Cash Flows From Investing Activities

                                                           $    37,166       $         -
  Increase in related party payable
                                                           _____________________________

  Net cash provided by (used in) investing activities      $    37,166       $         -


Cash Flows From Financing Activities                       $         -       $         -
                                                           _____________________________

  Net increase (decrease) in cash                          $      (348)      $         -
  Cash and cash equivalents at beginning of period         $       348       $         -
                                                           _____________________________

  Cash and cash equivalents at end of period               $         -       $         -
                                                           =============================


See Accompanying Notes to Condensed Financial Statements.


                                AUTEO MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND DECEMBER 31, 2002


NOTE 1.   BASIS OF PRESENTATION

The unaudited condensed financial statements of Auteo Media, Inc. fka Flintrock Financial Services, inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission (the "SEC") on May 22, 2003. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

NOTE 2.   NATURE OF BUSINESS

Auteo Media, Inc., a Nevada corporation (the Company) was an online and point-of-purchase automotive communications and commerce company connecting buyers and sellers of automobiles, vans, trucks and aftermarket accessories. The Company operated under the trade name "Dealer Specialties" and prepared sticker labels for auto dealers throughout Washington and California. On July 15, 2002, the Company sold substantially all assets, including those associated with data collection and labeling through its Dealers Specialties franchise, to Trader Labeling, LLC (Trader).

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the three months ended March 31, 2003 and 2002 was 1,750,612, and 6,578,199, respectively.

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

Accordingly, the Company's financial statements have been presented to reflect "Dealer Specialties" as a discontinued operation for all periods presented. The revenue, costs, expenses, assets, liabilities, and cash flows from the discontinued operations have been excluded from the respective captions on the Condensed Balance Sheets, Condensed Statements of Operations and, Condensed Statements of Cashflows, and have been reported through March 31, 2003 as "Net assets of discontinued operations," net loss from discontinued operations," and "net cash provided by (used in) discontinued operations."


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

The new sole officer and director leases office space to the Company on a month-to-month lease of $2,000 per month. On September 10, 2002, the sole director entered a Management Agreement with the Company agreeing to director compensation of up to $10,000 per month for his expertise and management of the Company, and $2,500 in rent reimbursement relating to office space for the Company. The agreement is for a six-month term, at which time, it is a monthly agreement with a one-month notice for termination. For the quarter ended March 31, 2003, the Company incurred $30,000 and $7,500 of director's compensation and rental expense, respectively, under the above agreements. Accounts payable outstanding at March 31, 2003 for these services is $37,101. As the compensation is discretionary, no commitments result from this agreement.

The sole director has paid expenses on behalf of the company, without reimbursement. These advances totalled $1,488 at December 31, 2002. For the quarter ended March 31, 2003, the sole director advanced the company an additional $5,166, without reimbursement. The total advances by the sole director outstanding as of March 31, 2003 totalled $6,654.

The Company paid expenses for a company related by common ownership of the director. Payments receivable from the related party are $1,299 at December 31, 2002. For the quarter ended March 31, 2003, the company paid expenses for a company related by common ownership of the director. Payments receivable from the related party are $1,500 for the quarter ended March 31, 2003. The total account receivable from the related party as at March 31, 2003 is $2,799.



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

Effective October 24, 2002 we appointed Kyle L. Tingle, CPA, LLC as our independent accountant to replace Grant Thornton who resigned as our independent accountants on August 19, 2002.

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

We no longer have an active operating business that we can pursue. Accordingly, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination over the 12 month period ending March 31, 2004. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that it will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our shares of common stock. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED MARCH 31, 2003 COMPARED TO FISCAL QUARTER ENDED MARCH 31, 2002

We incurred a net loss of $43,430 from continuing operations for the quarter ended March 31, 2003 compared to a net loss of $447 (not including loss of $76,770 from discontinued operations) for the same quarter ending March 31, 2002. The net loss from continuing operations is due primarily to costs associated with actively seeking an acquisition of a suitable business opportunity. We have generated a cumulative loss since inception of $302,989. Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

LACK OF REVENUES

At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our December 31, 2002 financial statements contains an additional explanatory paragraph that identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

EXPENSES AND CASH REQUIREMENTS

At this time,  the company  anticipates  general  administrative  and operations expenses for the 12 month period ended March 31, 2004 to be approximately $150,000. We will be dependent upon proceeds from the sale of our securities for the near future. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of March 31, 2003 our cash and cash equivalent balance was nil. We anticipate that we will require additional financing in order to continue seeking a suitable business opportunity or business combination. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate that it will expend any significant monies on research and development over the next twelve months.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment through March 31, 2004, unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

EMPLOYEES

Over the twelve months ending March 31, 2004, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

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

In November 2002, the "EITF" reached a consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 is effective for revenue agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. The Company believes that the adoption of this standard will have no material impact on its financial statements



ITEM 3.  CONTROLS AND PROCEDURES

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

ITEM 1.  DESCRIPTION OF PROPERTY

Our principal executive office is located at 4181 Norfolk Avenue, Burnaby, British Columbia. We occupy these premises on a proportional cost basis for office rent and administration services and expenses, month to month.

ITEM 2.  LEGAL PROCEEDINGS.

We do not know of any material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 3.  CHANGES IN SECURITIES.

QUARTER ENDED SEPTEMBER 30, 2002

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

QUARTER ENDED MARCH 31, 2003

We did not issue any shares from treasury during the quarter ended March 31, 2003.

ITEM 4.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

ITEM 6.  OTHER INFORMATION.

None.

ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K.

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

On October 31, 2002 we filed a current report on Form 8-K announcing the appointment of Kyle L. Tingle, CPA, LLC as our independent accountant.

FINANCIAL STATEMENTS FILED AS PART OF THE QUARTERLY REPORT

Our financial statements include:

         Condensed Balance Sheets

         Consolidated Statements of Operations

         Consolidated Statement of Changes in Stockholders' Equity

         Condensed Statements of Cash Flows

         Notes to the Condensed Financial Statements

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit Number and Description

99.1   906 Certification

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AUTEO MEDIA, INC.

/s/ DONALD BELL
By:________________________________
Donald Bell, President and Director
May 23, 2003

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



Date: May 23, 2003



/s/ DONALD BELL
__________________________________
Donald Bell
President, Chief Executive Officer
and Chief Financial Officer