Form 10QSB
period 2003-06-30
AUTEO MEDIA INC
filed 2003-08-22
CIK 1093677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2003
                                                ________________________________

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from           to
                                                       ___________    __________

                         Commission file number 0-27229
                                                ________________________________


                                AUTEO MEDIA, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                     88-0409163
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


                               4181 NORFOLK AVENUE
                    BURNABY, BRITISH COLUMBIA, CANADA V6C 3A6
                    (Address of principal executive offices)

                                  604.682.3757
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2003, 2,250,612 shares of our common stock, $.001 par value, were outstanding.

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

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2003 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Calgary, Alberta
Date: August 15, 2003

/s/ DONALD BELL
___________________________________________
Donald Bell
Director of Auteo Media, Inc.

                                AUTEO MEDIA, INC.

                         CONDENSED FINANCIAL STATEMENTS



                                  JUNE 30, 2003

                         AUTEO MEDIA, INC.
                             CONTENTS


    Condensed Balance Sheets                                       F-1

    Condensed Statements of Operations                             F-2

    Condensed Statements of Changes in Stockholders' Equity        F-3

    Condensed Statements of Cash Flows                             F-4

    Notes to Condensed Financial Statements                        F-5 - F-7
    ____________________________________________________________________________


                                AUTEO MEDIA, INC.
                            CONDENSED BALANCE SHEETS


                                                                                         June 30,        December 31,
                                                                                             2003                2002
                                                                                 ____________________________________
                                                                                      (Unaudited)

                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                     $            122      $          348
   Notes receivable                                                                        78,960              78,960
   Interest receivable                                                                      2,960                 986
   Refundable Deposits                                                                     52,375              52,375
                                                                                 ____________________________________

         Total current assets                                                    $        134,417      $      132,669

EQUIPMENT AND FURNITURE, NET                                                     $              -      $          701

OTHER ASSETS
   Non-marketable securities                                                     $         10,000      $       10,000
   Net assets of discontinued operations                                                        -                   -
                                                                                 ____________________________________

         Total assets                                                            $        144,417      $      143,370
                                                                                 ====================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                              $         14,610      $        4,404
   Other Payable                                                                           38,032
   Related party payables (net)                                                                 -               3,789
                                                                                 ____________________________________

         Total current liabilities                                               $         52,642      $        8,193

STOCKHOLDERS' EQUITY
   Common stock: $.001 par value;
   authorized 25,000,000 shares; issued and outstanding
   2,250,612 shares at June 30, 2003 and
   1,750,612 at December 31, 2002
   Additional paid in capital                                                    $          2,251      $        1,751
                                                                                          416,485             392,985
   Accumulated (deficit)                                                                 (326,961)           (259,559)
                                                                                 ____________________________________

         Total stockholders' equity                                              $         91,775      $      135,177
                                                                                 ____________________________________

         Total liabilities and stockholders' equity                              $        144,417      $      143,370
                                                                                 ====================================


            See Accompanying Notes to Condensed Financial Statements


                                AUTEO MEDIA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         For the three months ended       For the six months ended
                                                                  June 30,                        June 30,
                                                             2003           2002            2003            2002
                                                        ______________________________________________________________

Revenues                                                $             - $           -  $              - $            -

Cost of revenues                                                                    -                                -
                                                        ______________________________________________________________

Gross Profit                                            $             - $           -  $              - $            -

Operating, general and administrative expenses
   Selling, general and administrative                  $        24,705 $           -  $         68,675 $            -
   Depreciation and amortization                                    254           447               701            894
                                                        ______________________________________________________________

     Operating, general and
       administrative expenses                          $        29,959 $         447  $         69,376 $         (894)
                                                        ______________________________________________________________

     Operating (loss)                                   $       (24,959)$        (447) $        (69,376)$         (894)


Other income                                                                        -                 -              -
      Interest Income                                               987             -             1,974              -
                                                        ______________________________________________________________


     Net (loss) from continuing operations
       before income taxes                              $       (23,972)$           -  $        (67,402)$            -

(Loss) from discontinued operations                     $             - $     (38,812) $              - $     (115,582)
Gain on disposition of discontinued operations
Federal and state income taxes                          $             - $           0  $              - $            0
                                                        ______________________________________________________________

     Net income (loss)                                  $       (23,972)$     (39,259) $        (67,402)$     (116,476)
                                                        ==============================================================

     Loss per share - basic and diluted
     Loss from continuing operations                    $         (0.01)$       (0.00) $          (0.04)$        (0.00)
                                                        ==============================================================
     Loss from discontinued operations                  $         (0.00)$       (0.01) $          (0.00)$        (0.02)
                                                        ==============================================================

     Weighted Average Number of Shares
       of Common Stock Outstanding                            1,904,458     7,323,649         1,827,960      6,952,983
                                                        ==============================================================



           See Accompanying Notes to Condensed Financial Statements.


                                AUTEO MEDIA, INC.
                               CONDENSED STATEMENT
                       OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                        Additional
                                                                       Contributed
                                                 Common Stock         (Distributed)    Accumulated
                                             Shares        Amount        Capital        (Deficit)         Total
                                          ___________________________________________________________________________

Balance, December 31, 2001                   6,555,372  $      6,555    $  1,111,970  $   (900,633)  $       217,892

Sale of common stock                           388,888           389          34,611                          35,000
Issuance of common stock for services
   at prices ranging from $0.07 to
   $0.11 per share                              91,111            91           9,709                           9,800
Issuance of common stock for salaries
   of officer at $0.12 per share               311,110           311          37,022                          37,333
Exercise of warrants                           650,000           650          44,850                          45,500
Acquisition of merged subsidiary                                             (22,500)                        (22,500)
Rescission of warrants                        (650,000)         (650)        (44,850)                        (45,500)
Tender offer at $0.14 per share             (5,595,869)       (5,595)       (777,827)                       (783,422)
Net income December 31, 2002                                                               641,074           641,074

Balance, December 31, 2002                   1,750,612  $      1,751    $    392,985  $   (259,559)  $       135,177
                                          ___________________________________________________________________________
                                               400,000           400          19,600                          20,000
Issuance  of  common  stock  for debt
settlement  at $0.05  per  share for sole
director (related  payables)  Issuance of
common stock for settlement of debt to
third party at $0.04 per share                 100,000           100           3,900                           4,000
Net (loss) January 1, 2003 to June 30,
2003                                                                                       (67,402)          (67,402)
                                          ___________________________________________________________________________
Balance, June 30, 2003                       2,250,612  $      2,251    $    416,485  $   (326,961)  $        91,775
                                          ===========================================================================



See Accompanying Notes to Condensed Financial Statements.



                                AUTEO MEDIA, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                                             For the six months ended
                                                                                                     June 30,
                                                                                               2003             2002
                                                                                         _________________________________

Cash Flows From Operating Activities
Reconciliation of net loss to net cash (used in) operating activities
Net income (loss)                                                                        $        (67,402)  $   (116,476)
Deduct:
   Income (loss) from discontinued operations                                                           -       (115,582)

   Gain on disposition of discontinued operations                                                       -              -
(Loss) from continuing operations                                                                 (67,402)          (894)
                                                                                         _________________________________
Adjustments to reconcile net (loss) from continuing operations to net cash (used in)
operating
  Activities of continuing operations:
  Depreciation and amortization                                                                       701            894
  Change in assets and liabilities
            (Increase) in other assets                                                             (1,974)             -
               Increase in notes payable                                                           10,206
               Increase in other payables                                                          62,032
                                                                                         _________________________________

Net cash (used in) operating activities                                                  $         (3,563) $           -


Cash Flows From Investing Activities

  Increase (decrease) in related party payable                                           $         (3,789) $           -
                                                                                         _________________________________

  Net cash provided by (used in) investing activities                                    $         (3,789) $           -


Cash Flows From Financing Activities                                                     $              -  $           -


  Net cash provided by financing activities                                              $              -  $           -

  Net increase (decrease) in cash                                                        $           (226) $           -
  Cash and cash equivalents at beginning of period                                       $            348  $           -
                                                                                         _________________________________

  Cash and cash equivalents at end of period                                             $            122  $           -
                                                                                         =================================

SUPPLEMENTAL INFORMATION:
Issuance of 400,000 shares Common Stock for $20,000 related party payable                $         20,000  $           -
Issuance of 100,000 shares Common Stock for $4,000 other payable                         $          4,000  $           -


           See Accompanying Notes to Condensed Financial Statements.

                                AUTEO MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1.   BASIS OF PRESENTATION

The unaudited condensed financial statements of Auteo Media, Inc. fka Flintrock Financial Services, inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission (the "SEC") on May 22, 2003. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

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

On June 3, 2003, the Company agreed to convert a note payable of $4,000 into 100,000 shares of common stock to an unrelated third party. The company also agreed to issue 400,000 shares of its common stock in cancellation of indebted to settle a debt owing to a director of the company in the amount of $20,000 USD at an agreed price of $0.05 per share.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding. The weighted average shares for computing the Company's basic loss per share were 1,904,458 and 7,323,649 for the three months ended June 30, 2003 and 2002, and 1,827,960 and 6,952,983 for the six months ended June 30, 2003 and 2002, respectively.

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

Accordingly, the Company's financial statements have been presented to reflect "Dealer Specialties" as a discontinued operation for all periods presented. The revenue, costs, expenses, assets, liabilities, and cash flows from the discontinued operations have been excluded from the respective captions on the Condensed Balance Sheets, Condensed Statements of Operations and, Condensed Statements of Cashflows, and have been reported through June 30, 2003 as "Net assets of discontinued operations," net loss from discontinued operations," and "net cash provided by (used in) discontinued operations."


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

The new sole officer and director leases office space to the Company on a month-to-month lease of $2,000 per month. On September 10, 2002, the sole director entered a Management Agreement with the Company agreeing to director compensation of up to $10,000 per month for his expertise and management of the Company, and $2,500 in rent reimbursement relating to office space for the Company. The agreement is for a six-month term, at which time, it is a monthly agreement with a one-month notice for termination. For the quarter ended June 30, 2003, the sole director of the Company elected to receive no directors compensation. The Company incurred office rental expense $7,500 for the quarter ended June 30, 2003 under the above agreements. As the compensation is discretionary, no commitments result from this agreement.

The Company paid expenses for a company related by common ownership of the director. Payments receivable from the related party are $1,299 at December 31, 2002. For the quarter ended June 30, 2003, the company paid expenses for a company related by common ownership of the director. Payments receivable from the related party are $3,197 for the quarter ended June 30, 2003.

The company fully paid the rent commitments of $7,500 for the quarter ended June 30, 2003 to the sole director. The company also repaid the sole director $17,757.66 during the quarter ended June 30, 2003, thus eliminating any accrued obligations between the sole director and the company, net of related receivables mentioned above.

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


We no longer have an active operating business that we can pursue. Accordingly, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination over the 12 month period ending June 30, 2004. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that it will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our shares of common stock. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

RESULTS OF OPERATIONS

FISCAL  QUARTER  ENDED JUNE 30, 2003  COMPARED TO FISCAL  QUARTER ENDED JUNE 30,
2002

We incurred a net loss of $23,972 and $67,402 from continuing operations for the quarter and six months ended June 30, 2003 respectively, compared to a net loss of $447 and $894 (not including loss from discontinued operations of $38,812 and $115,582) for the same respective periods ending June 30, 2002. The net loss from continuing operations is due primarily to costs associated with actively seeking an acquisition of a suitable business opportunity. We have generated a cumulative loss since inception of $326,961. Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

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

EXPENSES AND CASH REQUIREMENTS

At this time, the company anticipates general administrative and operations expenses for the 12 month period ended June 30, 2004 to be approximately $150,000. We will be dependent upon proceeds from the sale of our securities for the near future. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of June 30, 2003 our cash and cash equivalent balance was approximately $122. We anticipate that we will require additional financing in order to continue seeking a suitable business opportunity or business combination. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate that it will expend any significant monies on research and development over the next twelve months.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment through June 30, 2004, unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

EMPLOYEES

Over the twelve months ending June 30, 2004, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

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

QUARTER ENDED JUNE 30, 2003

On June 3, 2003, the Company agreed to convert a note payable of $4,000 into 100,000 shares of common stock to an unrelated third party. The company also agreed to issue 400,000 shares of its common stock in cancellation of indebted to settle a debt owing to a director of the company in the amount of $20,000 USD at an agreed price of $0.05 per share



ITEM 4.  DEFAULTS UPON SENIOR SECURITIES.

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

         Consolidated Statement of Changes in Stockholders' Equity

         Condensed Statements of Cash Flows

         Notes to the Condensed Financial Statements

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit Number and Description

(a)  EXHIBITS

     31.1   Certification of Chief Executive Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2   Certification of Chief Financial Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1   Certification of Chief Executive Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.1   Certification of Chief Financial Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AUTEO MEDIA, INC.


BY: /s/ DONALD BELL
___________________
Donald Bell
President and Director

August 15, 2003