Form 10QSB
period 2003-09-30
AUTEO MEDIA INC
filed 2003-11-14
CIK 1093677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2003
                                               ---------------------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the transition period from             to
                                                      -----------     ----------

                       Commission file number  0-27229
                                               ---------------------------------


                                AUTEO MEDIA, INC.
        (Exact name of small business issuer as specified in its charter)

                     NEVADA                                  88-0409163
(State or other jurisdiction of incorporation or         (I.R.S. Employer
                 organization)                           Identification No.)


                               4181 NORFOLK AVENUE
                    BURNABY, BRITISH COLUMBIA, CANADA V6C 3A6
                    (Address of principal executive offices)

                                  604.682.3757
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September, 2003, 2,500,612 shares of our common stock, $.001 par value, were outstanding.

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

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2003 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Calgary, Alberta
Date: November 5, 2003

/s/ Donald Bell
-------------------------------------------
Director of Auteo Media, Inc.

                                AUTEO MEDIA, INC.

                           CONDENSED FINANCIAL REPORTS



                               SEPTEMBER 30, 2003
                                DECEMBER 31, 2002

                                AUTEO MEDIA, INC.
                                    CONTENTS
                                                                           1

           Condensed Balance Sheets                                        2

           Condensed Statements of Operations                              3

           Condensed Statements of Changes in Stockholders' Equity         4

           Condensed Statements of Cash Flows                              5

           Notes to Condensed Financial Statements                       6-8
        ---------------------------------------------------------------------


                                AUTEO MEDIA, INC.
                            CONDENSED BALANCE SHEETS


                                                                                    September 30,        December 31,
                                                                                             2003                2002
                                                                                 ----------------  ------------------
                                                                                      (Unaudited)

                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                     $            106  $              348
   Notes receivable                                                                        78,960              78,960
   Interest receivable                                                                      3,947                 986
   Refundable deposits                                                                     52,375              52,375
                                                                                 ----------------  ------------------

         Total current assets                                                    $        135,388  $          132,669

EQUIPMENT AND FURNITURE, NET                                                     $              -  $              701

OTHER ASSETS
   Non-marketable securities                                                     $         10,000  $           10,000
   Net assets of discontinued operations                                                        -                   -
                                                                                 ----------------  ------------------

         Total assets                                                            $        145,388  $          143,370
                                                                                 ================  ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                              $         14,834  $            4,404
   Other payables                                                                          39,261
   Related party payables                                                                  15,000               3,789
                                                                                 ----------------  ------------------

         Total current liabilities                                               $         69,095  $            8,193

STOCKHOLDERS' EQUITY
   Common stock: $.001 par value;
   authorized 25,000,000 shares;
   issued and outstanding
   2,500,612 shares at September 30, 2003
   1,750,612 shares at December 31, 2002                                         $          2,501  $            1,751
   Additional paid in capital                                                             423,735             392,985
   Accumulated (deficit)                                                                 (349,944)           (259,559)
                                                                                 ----------------  ------------------

         Total stockholders' equity                                              $         76,293  $          135,177
                                                                                 ----------------  ------------------

         Total liabilities and stockholders' equity                              $        145,388  $          143,370
                                                                                 ================  ==================

See Accompanying Notes to Condensed Financial Statements


                                AUTEO MEDIA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         For the three months ended      For the nine months ended
                                                                September 30,                  September 30,
                                                             2003           2002            2003            2002
                                                        --------------- -------------- ---------------- --------------
Revenues                                                $            -  $           -  $             -  $           -

Cost of revenues                                                                    -                               -
                                                        --------------- -------------- ---------------- --------------

Gross Profit                                            $            -  $           -  $             -  $           -

Operating, general and administrative expenses
   Selling, general and administrative                  $       23,969  $      55,265  $        92,644  $      55,265
   Depreciation and amortization                                     -          2,088              701          6,263
                                                        --------------- -------------- ---------------- --------------

     Operating, general and
       administrative expenses                          $       23,969  $      57,353  $        93,345  $      61,528
                                                        --------------- -------------- ---------------- --------------

     Operating (loss)                                   $      (23,969) $     (57,353) $       (93,345) $     (61,528)


Other income                                                                        -                -              -
      Interest Income                                              987              -            2,961              -
                                                        --------------- -------------- ---------------- --------------


     Net (loss) from continuing operations
       before income taxes                              $      (22,982) $     (57,353) $       (90,384) $     (61,528)

(Loss) from discontinued operations                     $            -  $    (118,269) $             -  $    (230,516)
Gain on disposition of discontinued operations          $            -  $   1,004,405  $             -  $   1,004,405
Federal and state income taxes                                       -              -                -              -
                                                        --------------- -------------- ---------------- --------------

     Net income (loss)                                  $      (22,982) $     828,783  $       (90,384) $     712,361
                                                        =============== ============== ================ ==============

     Loss per share - basic and diluted
     Loss from continuing operations                    $        (0.01) $       (0.01) $         (0.05) $       (0.01)
                                                        =============== ============== ================ ==============
     Gain from discontinued operations                  $        (0.00) $        0.14  $         (0.00) $        0.11
                                                        =============== ============== ================ ==============

     Weighted average number of shares
       of common stock outstanding                           2,362,025      6,022,150        2,007,938      6,658,791
                                                        =============== ============== ================ ==============

See Accompanying Notes to Condensed Financial Statements.


                                AUTEO MEDIA, INC.
                               CONDENSED STATEMENT
                       OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                        Additional
                                                                       Contributed
                                                 Common Stock         (Distributed)    Accumulated
                                             Shares        Amount        Capital        (Deficit)         Total
                                          ------------- ------------- --------------- -------------- ----------------

Balance, December 31, 2001                   6,555,372  $      6,555  $    1,111,970  $    (900,633) $       217,892

Sale of common stock                           388,888           389          34,611                          35,000
Issuance of common stock for services
   at prices ranging from $0.07 to
   $0.11 per share                              91,111            91           9,709                           9,800
Issuance of common stock for salaries
   of officer at $0.12 per share               311,110           311          37,022                          37,333
Exercise of warrants                           650,000           650          44,850                          45,500
Acquisition of merged subsidiary                                            (22,500)                        (22,500)
Rescission of warrants                        (650,000)         (650)        (44,850)                        (45,500)
Tender offer at $0.14 per share             (5,595,869)       (5,595)       (777,827)                       (783,422)
Net income December 31, 2002                                                                641,074          641,074

Balance, December 31, 2002                   1,750,612  $      1,751  $      392,985  $    (259,559) $       135,177
                                          ------------- ------------- --------------- -------------- ----------------


Issuance of common stock for debt
settlement at $0.05 per share for
sole director (related  payables)              400,000           400          19,600                          20,000
Issuance of common stock for settlement
of debt to third party at $0.04 per share      100,000           100           3,900                           4,000
Issuance of common stock for
settlement of debt to third party at
$0.03 per share                                250,000           250           7,250                           7,500
Net (loss) January 1, 2003 to Sept. 30,
2003                                                                                        (90,384)         (90,384)
                                          ------------- ------------- --------------- -------------- ----------------
Balance, September 30, 2003                  2,500,612  $      2,501  $      423,735  $    (349,943) $        76,293
                                          ============= ============= =============== ============== ================

See Accompanying Notes to Condensed Financial Statements.


                                AUTEO MEDIA, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            For the nine months ended
                                                                                                  September 30,
                                                                                               2003             2002
                                                                                         ----------------- ---------------
Cash Flows From Operating Activities
Reconciliation of net loss to net cash (used in) operating activities
Net income (loss)                                                                        $        (90,384) $      712,361
Deduct:
   Income (loss) from discontinued operations                                                           -        (230,516)

   Gain on disposition of discontinued operations                                                       -       1,004,405

(Loss) from continuing operations                                                                 (90,384)        (61,528)
                                                                                         ----------------- ---------------
Adjustments to reconcile net (loss) from continuing operations to net cash
  (used in) operating
  Activities of continuing operations:
  Depreciation and amortization                                                                       701           6,263
  Change in assets and liabilities
            (Increase) in other assets                                                             (2,961)        (52,375)
               Increase in accounts payable                                                        10,430
               Increase in other payables                                                          70,761
                                                                                         ----------------- ---------------

Net cash provided by operating activities                                                $        (11,453) $     (107,640)


Cash Flows From Investing Activities

  Increase in related party payable                                                      $         11,211  $          531
  Net dispositions of businesses, net of cash acquired                                                          1,030,950

  Increase in loans receivable                                                           $              -         (22,452)
                                                                                         ----------------- ---------------

Net cash provided by (used in) investing activities                                                        $    1,009,029

Cash Flows From Financing Activities

    Redemption of common stock                                                           $              -  $     (783,422)
                                                                                         ----------------- ---------------

  Net cash provided by financing activities                                              $              -  $     (783,422)

  Net increase (decrease) in cash                                                        $           (242) $      117,967
  Cash and cash equivalents at beginning of period                                       $            348  $            -
                                                                                         ----------------- ---------------

  Cash and cash equivalents at end of period                                             $            106  $      117,967
                                                                                         ================= ===============

SUPPLEMENTAL INFORMATION:
Issuance of 400,000 shares Common Stock for $20,000 related party payable                $         20,000  $
Issuance of 100,000 shares Common Stock for $4,000 other payable                         $          4,000  $
Issuance of 250,000 shares Common Stock for $7,500 other payable                         $          7,500  $



See Accompanying Notes to Condensed Financial Statements.

                                AUTEO MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

NOTE 1.   BASIS OF PRESENTATION

The unaudited condensed financial statements of Auteo Media, Inc. fka Flintrock Financial Services, inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission (the "SEC") on May 22, 2003. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

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

On August 20, 2003, the company agreed to issue 250,000 shares of its common stock in cancellation of indebted to settle debts owing to third parties in the amount of $7,500 USD at an agreed price of $0.03 per share.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding. The weighted average shares for computing the Company's basic loss per share were 2,362,025 and 6,022,150 for the three months ended September 30, 2003 and 2002, and 2,007,938 and 6,658,791 for the nine months ended September 30, 2003 and 2002, respectively.
..

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

Accordingly, the Company's financial statements have been presented to reflect "Dealer Specialties" as a discontinued operation for all periods presented. The revenue, costs, expenses, assets, liabilities, and cash flows from the discontinued operations have been excluded from the respective captions on the Condensed Balance Sheets, Condensed Statements of Operations and, Condensed Statements of Cashflows, and have been reported through September 30, 2003 as "Net assets of discontinued operations," net loss from discontinued operations," and "net cash provided by (used in) discontinued operations."


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

On September 10, 2002, the sole director entered a Management Agreement with the Company agreeing to director compensation of up to $10,000 per month for his expertise and management of the Company, and $2,500 in rent reimbursement relating to office space for the Company. The agreement was for a six-month term, at which time, it is became a monthly agreement with a one-month notice for termination. For the quarter ended September 30, 2003, the Company incurred $15,000 and $7,500 of director's compensation and rental expense, respectively, under the above agreements. Accounts payable outstanding at September 30, 2003 for these services is $15,000. As the compensation is discretionary, no commitments result from this agreement.



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


We no longer have an active operating business that we can pursue. Accordingly, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination over the 12 month period ending September 30, 2004. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that it will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our shares of common stock. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO FISCAL QUARTER ENDED SEPTEMBER 30, 2002

We incurred a net loss of $22,982 and $90,384 from continuing operations for the quarter and nine months ended September 30, 2003 respectively, compared to a net loss of $57,353 and $61,528 ( not including loss from discontinued operations of $118,269 and $230,516 ) for the same respective periods ending September 30, 2002. The net loss from continuing operations is due primarily to costs associated with actively seeking an acquisition of a suitable business opportunity. We have generated a cumulative loss since inception of $349,943. Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

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

EXPENSES AND CASH REQUIREMENTS

At this time, the company anticipates general administrative and operations expenses for the 12 month period ended September 30, 2004 to be approximately $150,000. We will be dependent upon proceeds from the sale of our securities for the near future. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of September 30, 2003 our cash and cash equivalent balance was approximately $106. We anticipate that we will require additional financing in order to continue seeking a suitable business opportunity or business combination. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate that it will expend any significant monies on research and development over the next twelve months.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment through September 30, 2004, unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

EMPLOYEES

Over the twelve months ending September 30, 2004, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

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

QUARTER ENDED JUNE 30, 2003

On June 3, 2003, the Company agreed to convert a note payable of $4,000 into 100,000 shares of common stock to an unrelated third party. The company also agreed to issue 400,000 shares of its common stock in cancellation of indebted to settle a debt owing to a director of the company in the amount of $20,000 USD at an agreed price of $0.05 per share

QUARTER ENDED SEPTEMBER 30, 2003

On August 20, 2003, the company agreed to issue 250,000 shares of its common stock in cancellation of indebted to settle debts owing to third parties in the amount of $7,500 USD at an agreed price of $0.03 per share

ITEM 4.  DEFAULTS UPON SENIOR SECURITIES.

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



AUTEO MEDIA, INC.


By:/s/ DONALD BELL
   ---------------------------------------
       Donald Bell, President and Director
       November 5, 2003