Form 10KSB
period 2003-12-31
AUTEO MEDIA INC
filed 2004-05-13
CIK 1093677

THIS FORM 10-KSB IS THE SUBJECT OF A FORM 12B-25

                                   FORM 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934

                  For the fiscal year ended December 31, 2003

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

For the transition period from ______________________ to _______________________

                         Commission file number 0-27229

                                AUTEO MEDIA, INC.
                 ______________________________________________
                 (Name of small business issuer in its charter)


            NEVADA                                               88-0409163
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


          4181 NORFOLK AVENUE
    BURNABY, BRITISH COLUMBIA CANADA                                   V6C 3A6
________________________________________                              __________
(Address of principal executive offices)                              (Zip Code)

                     Issuer's telephone number 604.682.3757

         Securities registered under Section 12(b) of the Exchange Act:

                                Not applicable.

         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                ________________
                                (Title of class)

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

         Check if the registrant is an accelerated filer (as defined in Rule 12b2 of the Securities Exchange Act or 1934). Yes / / No /X/

The issuer's revenues for its most recent fiscal year were  $nil

         Based on the closing sale price of $6.25 for our common stock on the OTC Bulletin Board System on April 14th, 2004, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $1,025,525. As of December 31, 2003, 2,655,612 shares of our common stock, $.001 par value, were outstanding. As of March 31, 2004, 177,084 shares of our common stock, $.001 par value, were outstanding.

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

Effective December 2nd, 2003 we appointed Mike Kinley as a director and President. Mr. Bell, remained a director, and was re-appointed to serve as Chairman and Secretary on Decmeber 2nd, 2003.

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

PLAN OF OPERATION

As we do not have an active operating business that we can pursue, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination over the 12 month period ending December 31, 2004. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that it will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our shares of common stock. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

Since we have had no operating history nor any revenues or earnings from operations as of December 31, 2003 and currently have limited financial resources, we will in all likelihood continue to sustain operating expenses without corresponding revenues. This may result in our company incurring a net operating loss which will increase continuously until we can implement its business plan and generate sufficient revenues therefrom.. The Board of Directors of Auteo Media will continue to conduct all activities necessary to conserve cash and pay all liabilities.

CASH REQUIREMENTS

We will be dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $100,000 over the twelve months ending December 31, 2004 for general and administrative expenses. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate that we will expend any significant monies on research and development over the next 12 months.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intent to purchase any significant equipment through December 31, 2004.

EMPLOYEES

Over the twelve months ending December 31, 2004, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase in the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we retain, if any.

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

During the fiscal year ended December 31, 2003, we reviewed a number of potential business opportunities, all of which we determined were not suitable to pursue having regard to a number of factors including, among other things, our Company's limited resources. There can be no assurance that management will ever be able to identify and secure a suitable business opportunity or that management has the requisite experience to recognize and understand a business operation that would benefit us. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that the acquisition of such business opportunity or the entering into of a business combination will be successful. Selecting a business opportunity will likely be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such benefits of a publicly traded corporation may include:

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

KEY PERSONNEL

Although none of our present officers or directors are key to our continuing operations, we rely upon the continued service and performance of these officers and directors, and our future success depends on the retention of these people, whose knowledge of our business and whose technical expertise would be difficult to replace. At this time, none of our officers or directors are bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

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

RECENT TERRORIST ATTACKS MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS

The terrorist attacks in New York and Washington, D.C. on September 11, 2001 appear to be having an adverse effect on business, financial and general economic conditions. These effects may, in turn, have an adverse effect on our business and results and operations. At this time, however, we are not able to predict the nature, extent and duration of these effects on overall economic conditions or on our business and operating results.

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

ABILITY TO GENERATE REVENUES IS UNCERTAIN

For the year ended December 31, 2003, we incurred a net loss of $102,182 from continuing operations. We do not anticipate generating any significant revenues until we acquire a business opportunity or complete a business combination. We also have an accumulated deficit of $361,741 as at December 31, 2003. At this time, our ability to generate any revenues is uncertain. The auditor's report on our December 31, 2003 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

CONTINUED MANAGEMENT CONTROL/LIMITED TIME AVAILABILITY

We are dependent upon management's personal abilities to evaluate business opportunities that may be presented in the future. While seeking to acquire a business opportunity, management anticipates devoting up to 50% of their time to our business. Management may or may not have prior experience in the technical aspects of the industry or the business within that industry that may be acquired. Our officers have not entered into written employment agreements with us with respect to our proposed plan of operation and are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers or our directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and our likelihood of continuing operations.

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

PROBABLE CHANGE IN CONTROL AND MANAGEMENT

A business combination or acquisition of a business opportunity involving the issuance of our shares of common stock may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of our common stock that they hold or resign as members of our board of directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in or elimination of their participation in the future affairs of our company.

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

FUTURE DILUTION

Our constating documents authorize the issuance of 25,000,000 shares of common stock, each with a par value of $0.001 In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

There were no matters submitted to a vote of the security holders during the fiscal year ended December 31, 2003.

As a subsequent event to the fiscal year ended December 31, 2003, our company filed a Definitive Information Statement, Schedule 14C Information on February 5, 2004 with the Securities and Exchange Commission in connection with the proposed combination (reverse-split) of the Company's common stock on a 1-for-15 basis. A resolution authorizing the proposed stock combination was consented and approved to in writing by the holders of more than 51 percent of our outstanding common stock. Accordingly, it was not necessary for the Company to call a special meeting of stockholders to consider the proposed stock combination. The effective date for the reverse split was March 4, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board under the symbol "AUOM" (formerly "AUTM" prior to 15 for 1 reverse split. Our common stock began quotation on the OTC Bulletin Board on March 1, 2000. The following quotations reflect the high and low bids for our common stock (before price adjustment for 15 to 1 reverse split in 1Q of 2004) based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of our common stock (obtained from Canada Stockwatch and Yahoo Finance) for the periods indicated below are as follows:

========================================================================
QUARTER ENDED                              HIGH                    LOW
________________________________________________________________________

March 31, 2002                             $0.19                   $0.08
________________________________________________________________________
June 30, 2002                              $0.16                   $0.07
________________________________________________________________________
September 30, 2002                         $0.14                   $0.08
________________________________________________________________________
December 31, 2002                          $0.15                   $0.02
________________________________________________________________________
March 31, 2003                              n/a                     n/a
________________________________________________________________________
June 30, 2003                               n/a                     n/a
________________________________________________________________________
September 30, 2003                         $0.12                   $0.05
________________________________________________________________________
December 31, 2003                          $0.16                   $0.06
========================================================================

Our shares of common stock are issued in registered form. Pacific Stock Transfer, of 5844 South Pecos Road, Suite D, Las Vegas, Nevada 89120 (Telephone 702.361.3033, facsimile 702.433.1979) is the registrar and transfer agent for our shares of common stock.

As of March 31, 2004, we had 177,084 shares of common stock outstanding (post reverse split) and approximately 100 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

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

On August 20, 2003, the company agreed to issue 250,000 shares of its common stock in cancellation of indebted to settle debts owing to third parties in the amount of $7,500 USD at an agreed price of $0.03 per share

Quarter Ended December 31, 2003

On December 22, 2003, the company issued a total of 155,000 shares of its common stock in cancellation of indebted to settle debts owing to third parties in the amount of $7,750 at an agreed price of $0.05 per share.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002

We incurred a net loss of $102,182 from continuing operations for the fiscal year ended December 31, 2003 compared to a net loss of $117,210 for the year ended December 31, 2002. On the Statement of Operations (see attached), the Net Income for 2002 is $641,074, but this figure includes the net loss of continuing operations as well as the loss from discontinued operations ($236,278) and the gain on the disposition of discontinued operations ($994,562). The net loss from continuing operations is due primarily to costs associated with actively seeking an acquisition of a suitable business opportunity. We have generated a cumulative loss since inception of $361,741. Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

Discussion and analysis related to significant operating activities undertaken during the year is set out below.

LACK OF REVENUES

At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our December 31, 2003 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

EXPENSES

At this time, the company anticipates general administrative and operations expenses for the year ended December 31st, 2004 to be approximately $100,000. We will be dependent upon proceeds from the sale of our securities for the near future. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of December 31, 2003 and December 31, 2002, our cash and cash equivalent balances were $8 and $348 respectively. We anticipate that we will require additional financing in order to continue seeking a suitable business opportunity or business combination. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock.

PLAN OF OPERATION FOR THE 12 MONTHS ENDING DECEMBER 31, 2004

We will continue to seek a new business opportunity or business combination over the 12 month period ending December 31, 2004. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

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

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment through December 31, 2004, unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

EMPLOYEES

Over the twelve months ending December 31, 2004, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

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

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. We do not believe the adoption of SFAS 149, effective primarily for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, will have a material effect on our financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As required by SFAS 150, we will adopt this new accounting standard effective July 1, 2003. We do not believe the adoption of SFAS 150 will have a material impact on our financial statements.

In November 2003, the EITF reached a consensus on Issue 03-01, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS (EITF 03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than 12 months and those in a loss position for greater than 12 months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results.

In November 2003, the EITF reached a consensus on Issue 03-10, APPLICATION OF EITF 02-16 BY RESELLERS TO SALES INCENTIVES OFFERED TO CONSUMERS BY MANUFACTURERS, addressing how a reseller is to account for the redemption of a manufacturer's coupon by a consumer at the reseller's location (EITF 03-10). EITF 03-10 eliminates the option that permitted resellers to report the value of the consideration received as a reduction in costs of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.


ITEM 7.  FINANCIAL STATEMENTS.

Our  financial  statements  are stated in United  States  Dollars  (US$) and are
prepared  in  accordance  with  United  States  Generally  Accepted   Accounting
Principles.

                                AUTEO MEDIA, INC.

                                FINANCIAL REPORTS


                                DECEMBER 31, 2003
                                DECEMBER 31, 2002

                                AUTEO MEDIA, INC.
                                    CONTENTS


INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                     F-1


   Balance Sheet                                                             F-2

   Statements of Operations                                                  F-3

   Statements of Stockholders' Equity                                        F-4

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                      F-6 - F-12
________________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Auteo Media, Inc.



I have audited the accompanying balance sheet of Auteo Media, Inc. as of December 31, 2003 and 2002 and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auteo Media, Inc. as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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





Kyle L. Tingle, CPA, LLC

May 9, 2004
Las Vegas, Nevada


                                AUTEO MEDIA, INC.
                                  BALANCE SHEET



                                                              December 31,      December 31,
                                                                 2003              2002
                                                              ____________      ____________
                                     ASSETS

CURRENT ASSETS
     Cash                                                      $       8        $      348
     Notes receivable                                             78,960            78,960
     Interest receivable                                           4,934               986
     Refundable deposits                                          52,375            52,375
                                                               _________        __________

            Total current assets                               $ 136,277        $  132,669

EQUIPMENT AND FURNITURE, NET                                   $       -        $      701

OTHER ASSETS
     Non-marketable securities                                 $       -        $   10,000
                                                               _________        __________

                           Total assets                        $ 136,277        $  143,370
                                                               =========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                          $  14,735        $    4,404
     Other payables                                               49,297             3,789
                                                               _________        __________

            Total current liabilities                          $  64,032        $    8,193

STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
     authorized 25,000,000 shares;
     issued and outstanding
     1,750,612 shares at December 31, 2002                                      $    1,751
     2,655,612 shares at December 31, 2003                     $   2,656
     Additional paid in capital                                  431,330           392,985
     Accumulated deficit                                       $(361,741)       $ (259,559)
                                                               _________        __________

            Total stockholders' equity                         $  72,245        $  135,177
                                                               _________        __________

                           Total liabilities and
                           stockholders' equity                $ 136,277        $  143,370
                                                               =========        ==========




The accompanying notes are an integral part of these financial statements.

                                AUTEO MEDIA, INC.
                            STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,



                                                         2003           2002
                                                      __________     __________



Revenues                                              $        -     $        -
Cost of revenues                                               -              -
                                                      __________     __________

Gross Profit                                          $        -     $        -

Operating, general and administrative expenses
   Selling, general and administrative                $  105,398     $  115,421
   Depreciation and amortization                             701          1,789
                                                      __________     __________

       Operating, general and
         administrative expenses                      $  106,099     $  117,210
                                                      __________     __________

         Net operating loss                           $ (106,099)    $ (117,210)

   Interest income                                    $    3,948     $        -
   Interest expense                                          (31)             -
                                                      __________     __________

             Net loss from continuing operations      $ (102,182)    $ (117,210)

Loss from discontinued operations                              -     $ (236,278)
Gain on disposition of discontinued operations                 -        994,562
                                                      __________     __________

         Net income (loss)                            $ (102,182)    $  641,074
                                                      ==========     ==========

Earnings (loss) per share - basic and diluted
         Loss from continuing operations              $    (0.05)    $    (0.02)
                                                      ==========     ==========

         Income (loss) from discontinued operations   $     0.14     $     0.14
                                                      ==========     ==========

         Weighted Average Number of Shares
         of Common Stock Outstanding                   2,135,941      5,421,661
                                                      ==========     ==========


 The accompanying notes are an integral part of these financial statements.



                                AUTEO MEDIA, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                        Additional
                                                                       Contributed
                                                  Common Stock        (Distributed)    Accumulated
                                             Shares          Amount      Capital        (Deficit)         Total
                                            __________       _______  _____________    ___________      _________

Balance, December 31, 2001                   6,555,372       $ 6,555   $1,111,970      $ (900,633)      $ 217,892

Sale of common stock                           388,888           389       34,611               -          35,000
Issuance of common stock for services
   at prices ranging from $0.07 to
   $0.11 per share                              91,111            91        9,709               -           9,800
Issuance of common stock for salaries
   of officer at $0.12 per share               311,110           311       37,022               -          37,333
Exercise of warrants                           650,000           650       44,850               -          45,500
Acquisition of merged subsidiary                                          (22,500)              -         (22,500)
Rescission of warrants                        (650,000)         (650)     (44,850)              -         (45,500)
Tender offer at $0.14 per share             (5,595,869)       (5,595)    (777,827)              -        (783,422)

Net income December 31, 2002                         -             -            -         641,074         641,074
                                            __________       _______   __________      __________       _________

Balance, December 31, 2002                   1,750,612       $ 1,751   $  392,985      $ (259,559)      $ 135,177


Issuance of common stock for debt
   settlement at $0.05 per share for
   director (related  payables)                400,000           400       19,600               -          20,000
Issuance of common stock for settlement
   of debt to third party at $0.04 per
   share                                       100,000           100        3,900               -           4,000
Issuance of common stock for settlement
   of debt to third party at $0.03 per
   share                                       250,000           250        7,250               -           7,500
Issuance of common stock for settlement
   of debt to third party at $0.05 per
   share                                        80,000            80        3,920               -           4,000
Issuance of common stock for settlement
   of debt to third party at $0.05 per
   share                                        75,000            75        3,675               -           3,750

Net (loss) December 31, 2003                         -             -            -        (102,182)       (102,182)
                                            __________       _______   __________      __________       _________

Balance, December 31, 2003                   2,655,612       $ 2,656   $  431,330      $ (361,741)      $  72,245
                                            ==========       =======   ==========      ==========       =========


The accompanying notes are an integral part of these financial statements.



                                AUTEO MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,


                                                                                              2003           2002
                                                                                            _________      _________

Cash Flows From Operating Activities
Reconciliation of net loss to net cash used in
   operating activities
Net income (loss)                                                                           $(102,182)     $ 641,074
Deduct:
     Loss from discontinued operations                                                              -        236,278
     Gain on disposition of discontinued operations                                                 -       (994,562)
                                                                                            _________      _________
Loss from continuing operations                                                              (102,182)      (117,210)

Adjustments to reconcile net loss from continuing operations to net cash used in operating
     activities of continuing operations:
     Depreciation and amortization                                                                701          1,789
     Change in assets and liabilities
        (Increase) in other assets                                                             (3,948)       (53,361)
        Increase in accounts payable                                                           10,331          4,404
                                                                                            _________      _________
       Net cash used in operating activities                                                $ (16,587)     $(164,378)


Cash Flows From Investing Activities
       Investment in securities                                                             $  10,000      $ (10,000)
       Increase in related party payables, net                                                 45,508          3,789
       Net disposition of business, net of cash acquired                                            -        782,422
       Increase in loans receivable                                                                 -        (78,960)
                                                                                            _________      _________

       Net cash provided by investing activities                                            $  55,508      $ 697,251

Cash Flows From Financing Activities
       Issuance of common stock                                                             $  39,250              -
       Redemption of common stock                                                                   -      $(783,422)
                                                                                            _________      _________

       Net cash used in by financing activities                                             $   39,250     $(783,422)
       Net cash provided by discontinued operations                                         $       -      $ 250,897

       Net increase (decrease) in cash                                                      $    (340)     $     348
       Cash at beginning of period                                                          $     348      $       -
                                                                                            _________      _________

       Cash at end of period                                                                $       8      $     348
                                                                                            =========      =========

 Supplemental Schedule of Noncash Investing and
   Financing Activities
       Interest expense paid                                                                $      31      $       -
       Common stock issued in settlement of debt                                            $  39,250      $       -



The accompanying notes are an integral part of these financial statements.

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

     GOING CONCERN

     The Company incurred net losses of $102,182 and $117,210 from continuing operations for the years ended December 31, 2003 and 2002, respectively. After the sale of assets to Trader Labeling, LLC, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company through debt and/or equity financing.

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

     CASH

     For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2003 and 2002.

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

     In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. We do not believe the adoption of SFAS 149, effective primarily for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, will have a material effect on our financial statements.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As required by SFAS 150, we will adopt this new accounting standard effective July 1, 2003. We do not believe the adoption of SFAS 150 will have a material impact on our financial statements.

     In November 2003, the EITF reached a consensus on Issue 03-01, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN
     INVESTMENTS (EITF 03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than 12 months and those in a loss position for greater than 12 months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results.

     In November 2003, the EITF reached a consensus on Issue 03-10, APPLICATION OF EITF 02-16 BY RESELLERS TO SALES INCENTIVES OFFERED TO CONSUMERS BY MANUFACTURERS, addressing how a reseller is to account for the redemption of a manufacturer's coupon by a consumer at the reseller's location (EITF 03-10). EITF 03-10 eliminates the option that permitted resellers to report the value of the consideration received as a reduction in costs of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 2.  NOTES RECEIVABLE

     Notes receivable consists of the following at December 31:


                                                                                       2003                  2002
                                                                          -----------------     -----------------
         Note receivable, secured by real estate, 5% interest,
         due on demand, initially at $45,000 Canadian                     $          28,960     $          28,960

         Note receivable, unsecured, 5% interest, due April 2, 2003                  50,000     $          50,000
                                                                          -----------------     -----------------

         Total notes receivable, secured and unsecured                    $         $78,960     $         $78,960
                                                                          =================     =================


         Accrued interest income on notes receivable, included in interest receivables as of December 31, 2003 and 2002 was $4,934 and $986, respectively.

NOTE 3.  REFUNDABLE DEPOSITS

     The Company has deposited funds with an advisory group in contemplations of a business acquisition. The monies are refundable until such time a merger transaction is completed. The Company had $52,375 of refundable deposits at December 31, 2003 and 2002.

NOTE 4.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31,

                                                      2003              2002
                                            --------------     -------------
       Computer equipment                   $        5,366     $       5,366

       Less accumulated depreciation                 5,366             4,665
                                            --------------     -------------
                                            $            -     $         701
                                            ==============     =============


NOTE 5.  STOCKHOLDERS' EQUITY

     The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001.

     As of June 30, 2002, the Company issued 388,888 shares of common stock for $35,000. The Company also issued 91,111 shares of common stock in exchange for services of $9,800, at prices ranging from $0.07 - $0.11 per share.

     In March and April 2002, the Company issued 311,110 shares of common stock to two officers of the Company in lieu of salaries totaling $37,333. In June 2002, the officers exercised warrants to purchase 650,000 shares of common stock for $45,500, with the stipulation that shares would be surrendered for the same price if the asset purchase agreement with Trader was concluded. The shares were surrendered for $45,500 on July 18, 2002.

     On July 10, 2002, the Company acquired the remaining 17.5% of common shares of Tysa Corporation that it did not already own for $22,500. The Company then merged its wholly owned subsidiary into the Company.

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



NOTE 5.  STOCKHOLDERS' EQUITY (CONTINUED)

     The Company issued an "Offer to Purchase for Cash all Outstanding Shares of Common Stock of Auteo Media, Inc. at $0.14 Net Per Share" effective through August 28, 2002. On September 5, 2002, the Company paid $783,421.36 for 5,595,869 shares tendered under this offer.

     During 2003, the Company exchanged 905,000 for $39,250 in debt from incurred for operations of the Company. Of this, 400,000 shares for $20,000 were exchanged with a related party.

     BUSINESS COMBINATIONS

     On February 29, 2000, the Company entered into a share exchange agreement with TYSA Corporation (TYSA) whereby the Company purchased 82.5% of TYSA's outstanding common stock for cash consideration of $835,000 and 2,100,000 shares of the Company's common stock. In conjunction with the merger, the majority shareholders of TYSA were appointed to the board of directors and assumed control of the operations of the resulting company, Auteo Media, Inc. The transaction was accounted for as a reverse acquisition and resulted in TYSA becoming the accounting acquirer, whereby historical financial statements include the accounts of TYSA as of and for the year ended December 31, 2002.

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

     Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the years ended December 31, 2003 and 2002 totaling 2,135,941 and 5,421,661, respectively. As of December 31, 2003 and 2002, the Company had no dilutive potential common shares.

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

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 6.  DISCONTINUED OPERATIONS (CONTINUED)

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

     The following is a summary of activities from discontinued operations for the years ended December 31, 2002. Interest expense was determined to be on debt as part of the discontinued business and was included in the net loss from discontinued operations:

                                                             2002
                                               ------------------

                  Revenues                     $        1,008,555

                  Expenses                              1,244,833
                                               ------------------
         Loss from discontinued operations     $         (236,278)
                                               ===================

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

     An officer and director of the Company leases office space to the Company on a month-to-month lease of $2,000 per month. On September 10, 2002, the director entered a Management Agreement with the Company agreeing to director compensation of up to $10,000 per month for his expertise and management of the Company, and $2,500 in rent reimbursement relating to office space for the Company. The agreement is for a six-month term, at which time, it is a monthly agreement with a one-month notice for termination. For the years ended December 31, 2003 and 2002, the Company incurred $45,000 and $50,000 in director's compensation and $30,000 and $11,500 in rental expense, respectively, under the above agreements. Accounts payable outstanding at December 31, 2003 and 2002 for these services is $10,036 and $3,601, respectively. As the compensation is discretionary, no commitments result from this agreement.

     The  director  has  paid  expenses  on  behalf  of  the  company,   without
     reimbursement. These advances totaled $0 and $1,488 at December 31, 2003 and 2002, respectively.

     The Company paid expenses for a company related by common ownership of the director. Payments receivable from the related party are $0 and $1,299 at December 31, 2003 and 2002, respectively.

     A relative of the officer and director has advanced funds to cover operating expenses of the Company. Funds advanced as of December 31, 2003 and 2002 were $39,261 and $0, respectively.

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 8.  INCOME TAXES

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

     The income tax provision reconciled to the tax computed at the statutory federal rate is approximately as follows for the years ended December 31:


                                                                            2003                 2002
                                                              ------------------    -----------------
         Tax Benefit at statutory rate                        $         (35,000)    $         218,000
         Permanent differences                                                 0                3,700
         Increase (decrease) in valuation allowance                       35,000            (221,700)
                                                              ------------------    -----------------

                                                              $                -    $               -
                                                              ==================    =================


     The components of deferred tax assets and liabilities are approximately as follows at December 31:


                                                                            2003                 2002
                                                              ------------------    -----------------
         Net operating loss carryforwards                     $           95,733    $          49,400
         Depreciation and amortization                                     (160)                (300)
         Less valuation allowance                                       (95,573)             (49,100)
                                                              ------------------    -----------------

                                                              $                -    $               -
                                                              ==================    =================

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

NOTE 8.  SUBSEQUENT EVENTS

     A resolution authorizing a reverse split of the common stock of the Company on a 1 for 15 basis was approved by a majority of the stockholders. The effective date of the reverse split was March 4, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


ITEM 8A.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

         Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our president and treasurer have determined that the Company's current disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

         There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the fiscal year ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.



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

As at April 14, 2004 our directors and executive officers, their ages, positions held, and duration of such, are as follows:



========================================================================================
                                                                         DATE FIRST
NAME                   POSITION HELD WITH OUR COMPANY       AGE     ELECTED OR APPOINTED
________________________________________________________________________________________

                      Former President, Chairman, Chief
                              Executive Officer                      September 5, 2002
                                and Director

Donald Bell                Secretary and Treasurer           39      September 10, 2002
________________________________________________________________________________________

Michael W. Kinley          President and Director            53       December 2, 2003
========================================================================================



BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

DONALD BELL, FORMER PRESIDENT, CHAIRMAN, CHIEF EXECUTIVE OFFICER AND DIRECTOR


On September 5th, 2002 Mr. Donald Bell was appointed as Director and President and on September 10th, 2002 was appointed Secretary, Treasurer and sole Director of the Company. Mr. Bell resigned as President on Decemeber 2, 2003 upon the appointment of Michael Kinley as President and Director. Mr. Bell has worked within the investment community for the past 15 years, including positions as an investment adviser with Pacific International Securities Inc. of Vancouver BC, and as the Vice President of corporate finance and business development for a publicly traded mining and resource company. Over the past five years, Mr. Bell has been self-employed.

MICHAEL W. KINLEY, PRESIDENT AND DIRECTOR

Mr. Kinley is currently the President of Winslow Associates Management & Communications Inc., a private business management and investor communications firm, a position he has held since March 1993. He is also the President of Abstract Enterprises Corp., a company formerly listed on the TSX Venture Exchange. In addition, Mr. Kinley is a director of Noise Media Inc., a company also listed on the TSX Venture Exchange, and was Noise Media Inc.'s President from January, 2000 to March, 2001. He was previously a partner in KPMG Chartered Accountants. Mr. Kinley has also served as a director and officer of certain other public companies, namely Mispec Resources Inc., Altera Resources Inc. and Fort Point Resources Ltd

COMMITTEES OF THE BOARD

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



___________________________________________________________________________________________________________________
                                                                                   LONG TERM                PAY-
                                             ANNUAL COMPENSATION                  COMPENSATION              OUTS
___________________________________________________________________________________________________________________
                                                                           SECURITIES
                                                                OTHER        UNDER        RESTRICTED
                                                               ANNUAL       OPTIONS/      SHARES OR         LTIP
    NAME AND PRINCIPAL                                         COMPEN-       SAR'S        RESTRICTED        PAY-
         POSITION             YEAR      SALARY      BONUS     SATION(2)     GRANTED      SHARE UNITS        OUTS
___________________________________________________________________________________________________________________

Donald Bell                 2003      $ 45,000
Chairman, CEO,              2002      $ 50,000     Nil          Nil          Nil           Nil             Nil
Secretary and
Treasurer(1)
___________________________________________________________________________________________________________________
Michael W. Kinley           2003      Nil          Nil          Nil          Nil           Nil             Nil
President
___________________________________________________________________________________________________________________
Steve Van Leeuwen           2002
Former CEO & Chairman(2)    2001
                            2000      $120,000     Nil          Nil          100,000       Nil             $178,050
___________________________________________________________________________________________________________________
Ronald Clayton              2001      $ 70,000     Nil          Nil          150,000       Nil             $106,500
Former President(3)
___________________________________________________________________________________________________________________
Kathy Van Leeuwen           2001      $ 48,000     Nil          Nil          50,000        Nil             $ 85,750
Former Secretary and
Controller(4)
___________________________________________________________________________________________________________________


(1) Mr. Bell was appointed our President, Chief Executive Officer and director on September 5, 2002. Mr. Bell was also appointed our Secretary and Treasurer on September 10, 2002. Mr. Bell resigned as President on December 2, 2003. Mr. Michael Kinley was appointed President and Director on December 2, 2003.

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

EMPLOYMENT/CONSULTING AGREEMENTS

Mr. Don Bell, director, leases office space to the Company on a month-to-month lease of $2,500 per month. On September 10, 2002, Mr. Bell entered a Management Agreement with the Company agreeing to director compensation of up to $10,000 per month for his expertise and management of the Company, and $2,500 in rent reimbursement relating to office space for the Company. The agreement is for a six-month term, at which time, it is a monthly agreement with a one-month notice for termination.

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

STOCK OPTIONS/SAR GRANTS

There were no grants of stock options or stock appreciation rights made during the fiscal year ended December 31, 2003 to our named executive officers.

There were no aggregated option/SAR exercises in the year ended December 31, 2003.

LONG-TERM INCENTIVE PLANS

      All options granted under previous years Stock Option Plans/SAR's were cancelled with sale of substantially all of the company assets to Trader Labeling LLC on July 15, 2002.

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

      DIRECTORS COMPENSATION

      We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2003.

      No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended December 31, 2003. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      PRINCIPAL STOCKHOLDERS

      The following table sets forth, as of March 31, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                              AMOUNT AND NATURE OF
      NAME AND ADDRESS OF          BENEFICIAL          PERCENTAGE
       BENEFICIAL OWNER           OWNERSHIP(1)         OF CLASS(1)
__________________________________________________________________

DONALD BELL                   13,333 COMMON SHARES         7.5%
CALGARY, ALBERTA, CANADA      (POST REVERSE SPLIT)
__________________________________________________________________

DIRECTORS AND EXECUTIVE       13,333 COMMON SHARES         7.5%
OFFICERS AS A GROUP           (POST REVERSE SPLIT)
==================================================================

(1) Based on 177,084 shares of common stock issued and outstanding as of March 31, 2004. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

FINANCIAL STATEMENTS FILED AS PART OF THE ANNUAL REPORT:

The following Financial Statements pertaining to Auteo Media are filed as part of this annual report:

         Independent Auditors' Report, dated May 9, 2004

         Balance Sheets as at December 31, 2003

         Statements of Operations and Deficit for the years ended
         December 31, 2003 and 2002

         Statements of Changes in Stockholders' Equity, years ended December 31, 2003 and 2002

         Statements of Cash Flow for the years ended December 31, 2003 and  2002

         Notes to the Financial Statements



EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit Number and Description

(3)  ARTICLES OF INCORPORATION/BYLAWS

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on September 3, 1999)

3.2 Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on September 3, 1999)

(10) MATERIAL CONTRACTS

No current material contracts

ITEM 14.          CONTROLS AND PROCEDURES.

See Item 8A above

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

Item 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES.

         Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and the review of the interim statements. The total fees billed for Kyle L. Tingle for the prior two fiscal years was $0 and for the current fiscal year was $6,000.


OTHER.

         There  were  no  audit   related   services  and  no  fees  billed  for
professional services for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2002 and December 31, 2003.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AUTEO MEDIA, INC.
a Nevada corporation


/s/ DONALD BELL
____________________________________
By: Donald Bell
Chairman and Director

Date: May 12, 2004



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES

/s/ DONALD BELL
____________________________________
Donald Bell, Chairman
Chief Executive Officer and Director

Date: May 12, 2004


/s/ MICHAEL W. KINLEY
____________________________________
Michael W. Kinley
President, and Director

Date: May 12, 2004