Form 10QSB
period 2004-03-31
AUTEO MEDIA INC
filed 2004-05-24
CIK 1093677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2004
                                                 ______________


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________


                         Commission file number 0-27229
                                                _______


                                AUTEO MEDIA, INC.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

                       NEVADA                                    88-0409163
________________________________________________________________________________
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                organization)                                Identification No.)


                               4181 NORFOLK AVENUE
                    BURNABY, BRITISH COLUMBIA, CANADA V6C 3A6
                    (Address of principal executive offices)

                                  604.682.3757
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Based on the closing sale price of $6.10 for our common stock on the OTC Bulletin Board System on April 20, 2003, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $998,879. As of March 31, 2003, 177,084 shares of our common stock, $.001 par value, were outstanding.



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

DISCLOSURE

To:      The Shareholders of
         AUTEO MEDIA, INC.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2004 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Calgary, Alberta
Date: May 23, 2004

/s/ DONALD BELL
_____________________________
    Donald Bell
    Director of Auteo Media, Inc.

                                AUTEO MEDIA, INC.

                                FINANCIAL REPORTS
                                   (REVIEWED)

                                 MARCH 31, 2004

                                AUTEO MEDIA, INC.
                                    CONTENTS


INDEPENDENT ACCOUNANT'S REPORT ON THE FINANCIAL STATEMENTS                   F-1

   Balance Sheet                                                             F-2

   Statements of Operations                                                  F-3

   Statements of Stockholders' Equity                                        F-4

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                           F-6-9
________________________________________________________________________________

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Auteo Media, Inc.



I have reviewed the accompanying statement of financial position of Auteo Media, Inc. as of March 31, 2004 and the related financial statements of operations, shareholders' equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

I conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.






Kyle L. Tingle, CPA, LLC


May 19, 2004
Las Vegas, Nevada



                                AUTEO MEDIA, INC.
                                 BALANCE SHEETS


                                                       March 31,         December 31,
                                                         2004                2003
                                                       __________        ____________
                                                       (Unaudited)

                                     ASSETS

CURRENT ASSETS
     Cash                                              $      264         $        8
     Notes receivable                                      78,960             78,960
     Interest receivable                                    5,921              4,934
     Refundable deposits                                   52,375             52,375
                                                       __________         __________

            Total current assets                       $  137,520         $  136,277
EQUIPMENT AND FURNITURE, NET                           $        -         $        -

OTHER ASSETS
     Non-marketable securities                         $        -         $        -
                                                       __________         __________

                           Total assets                $  137,520         $  136,277
                                                       ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                  $   14,124         $   14,735
     Related party payables, net                           59,764             49,297
                                                       __________         __________
            Total current liabilities                  $   73,888         $   64,032

STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
     authorized 25,000,000 shares;
     issued and outstanding
     177,084 shares at December 31, 2003
     177,084 shares at March 31, 2004                  $      177                177
     Additional paid-in capital                           433,809            433,809
     Accumulated deficit                                 (370,354)          (361,741)
                                                       __________         __________

            Total stockholders' equity                 $   63,632         $   72,245
                                                       __________         __________

                           Total liabilities and
                           stockholders' equity        $  137,520         $  136,277
                                                       ==========         ==========


   The accompanying notes are an integral part of these financial statements.


                                AUTEO MEDIA, INC.
                            STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                         2004            2003
                                                       _________       ________



Revenues                                               $       -       $      -
Cost of revenues                                               -              -
                                                       _________       ________

Gross Profit                                           $       -       $      -

Operating, general and administrative expenses
   Selling, general and administrative                 $   9,593       $ 43,970
   Depreciation and amortization                               -            447
                                                       _________       ________

       Operating, general and
         administrative expenses                       $   9,593       $ 44,417
                                                       _________       ________


             Net operating loss                        $  (9,593)      $(44,417)

Interest income                                              987       $    987
Interest expense                                              (7)             -
                                                       _________       ________


         Net income loss                               $  (8,613)      $(43,430)
                                                       =========       ========

Earnings loss per share - basic and diluted            $   (0.05)      $  (0.37)
                                                       =========       ========


         Weighted Average Number of Shares
         of Common Stock Outstanding                     177,084        116,707
                                                       =========       ========


   The accompanying notes are an integral part of these financial statements.



                                AUTEO MEDIA, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                     Common Stock       Additional
                                  __________________     Paid-In      Accumulated
                                   Shares     Amount     Capital        Deficit        Total
                                  _______     ______    __________    ___________     ________

Balance, December 31, 2002        116,707     $  117     $394,619      $(259,559)     $135,177

Net loss January 1, 2003 to
   March 31, 2003                       -          -            -        (43,430)      (43,430)
                                  _______     ______     ________      _________      ________

Balance, March 31, 2003           116,707     $  117     $394,619      $(302,989)     $ 91,747
                                  =======     ======     ========      =========      ========


Balance, December 31, 2003        177,084     $  177     $433,809      $(361,741)     $ 72,245

Net loss January 1, 2004 to
   March 31, 2004                       -          -            -         (8,613)       (8,613)
                                  _______     ______     ________      _________      ________

                                  177,084     $  177     $433,809      $(370,354)     $ 63,632
                                  =======     ======     ========      =========      ========


   The accompanying notes are an integral part of these financial statements.


                                AUTEO MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                         2004         2003
                                                       ________     ________


Cash Flows From Operating Activities
Reconciliation of net loss to net cash used in
   operating activities
Net income loss                                        $ (8,613)    $(43,430)
Adjustments to reconcile net loss
   to net cash used in operating activities
     Depreciation and amortization                            -          447
     Change in assets and liabilities
        Increase in other current assets                   (987)        (987)
        Increase (decrease) in accounts payable            (611)       2,456
        Increase in other payables                            -        4,000
                                                       ________     ________

       Net cash used in operating activities           $(10,211)    $(37,514)


Cash Flows From Investing Activities
       Increase in related party payables, net         $ 10,467     $ 37,166
                                                       ________     ________

       Net cash provided by investing activities       $ 10,467     $ 37,166

Cash Flows From Financing Activities                   $      -     $      -
                                                       ________     ________

       Net cash used in by financing activities        $      -     $      -

       Net increase (decrease) in cash                 $    256     $   (348)
       Cash at beginning of period                     $      8     $    348
                                                       ________     ________

       Cash at end of period                           $    264     $      -
                                                       ========     ========

Supplemental Schedule of Noncash Investing and
   Financing Activities
       Interest expense paid                           $      7     $      -


   The accompanying notes are an integral part of these financial statements.

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

     GOING CONCERN

     The  Company  incurred  net losses of $8,613 and  $43,430  from  continuing operations for the three months ended March 31, 2004 and 2003, respectively. After the sale of assets to Trader Labeling, LLC, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company through debt and/or equity financing.

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

     CASH

     For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2004 and December 31, 2003.

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 2.  NOTES RECEIVABLE

     Notes receivable consists of the following:


                                                                       March 31,     December 31,
                                                                            2004             2003
                                                                       _________     ____________

         Note receivable, secured by real estate, 5% interest,
         due on demand, initially at $45,000 Canadian                    $28,960     $     28,960

         Note receivable, unsecured, 5% interest, due on demand           50,000     $     50,000
                                                                         _______     ____________

         Total notes receivable, secured and unsecured                   $78,960     $    $78,960
                                                                         =======     ============


         Accrued interest income on notes receivable, included in interest receivables as of March 31, 2004 and December 31, 2003 was $5,921 and 4,934, respectively.

NOTE 3.  REFUNDABLE DEPOSITS

     The Company has deposited funds with an advisory group in contemplations of a business acquisition. The monies are refundable until such time a merger transaction is completed. The Company had $52,375 of refundable deposits at March 31, 2004 and December 31, 2003.

NOTE 4.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                             March 31,          December 31,
                                                  2004                  2003
                                             _________          ____________

         Computer equipment                    $ 5,366          $      5,366

         Less accumulated depreciation           5,366                 5,366
                                             _________          ____________
                                               $     -          $          -
                                             =========          ============


NOTE 5.  STOCKHOLDERS' EQUITY

     The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001.

     On March 4, 2004, the State of Nevada approved the Company's shareholders plan of a reverse split of its common stock at one share for fifteen shares of the existing shares. The number of common stock shares outstanding decreased from 2,655,612 to 177,084. Prior period information has been restated to reflect the stock split.

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)



NOTE 5.  STOCKHOLDERS' EQUITY (CONTINUED)

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

     Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the three months ended March 31, 2004 and 2003 totaling 177,084 and 116,707, respectively. As of March 31, 2004 and December 31, 2003, the Company had no dilutive potential common shares.


NOTE 6.  RELATED PARTY TRANSACTIONS

     An officer and director of the Company leases office space to the Company on a month-to-month lease of $2,000 per month. On September 10, 2002, the director entered a Management Agreement with the Company agreeing to director compensation of up to $10,000 per month for his expertise and management of the Company, and $2,500 in rent reimbursement relating to office space for the Company. The agreement is for a six-month term, at which time, it is a monthly agreement with a one-month notice for termination. For the three months ended March 31, 2004 and 2003, the Company incurred $0 and $30,000 in director's compensation and $7,500 and $7,500 in rental expense, respectively, under the above agreements. Related party payables outstanding at March 31, 2004 and December 31, 2003 for these services is $17,536 and $10,036, respectively. As the compensation is discretionary, no commitments result from this agreement.

     A relative of the officer and director has advanced funds to cover operating expenses of the Company. Funds advanced as of March 31, 2004 and December 31, 2003 were $42,228 and $39,261, respectively.

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

We no longer have an active operating business that we can pursue. Accordingly, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination over the 12 month period ending March 31, 2005. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that it will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our shares of common stock. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED MARCH 31, 2004 COMPARED TO FISCAL QUARTER ENDED MARCH 31, 2003

We incurred a net loss of $8,613 from continuing operations for the quarter ended March 31, 2004 compared to a net loss of $43,430 for the same quarter ending March 31, 2003. The net loss from continuing operations is due primarily to costs associated with actively seeking an acquisition of a suitable business opportunity. We have generated a cumulative loss since inception of $370,354. Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

LACK OF REVENUES

At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our December 31, 2003 financial statements contains an additional explanatory paragraph that identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

EXPENSES AND CASH REQUIREMENTS

At this time,  the company  anticipates  general  administrative  and operations expenses for the 12 month period ended March 31, 2005 to be approximately $150,000. We will be dependent upon proceeds from the sale of our securities for the near future. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of March 31, 2004 our cash and cash equivalent balance was $264. We anticipate that we will require additional financing in order to continue seeking a suitable business opportunity or business combination. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate that it will expend any significant monies on research and development over the next twelve months.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment through March 31, 2005, unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

EMPLOYEES

Over the twelve months ending March 31, 2005, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.


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

         Consolidated Statement of Changes in Stockholders' Equity

         Condensed Statements of Cash Flows

         Notes to the Condensed Financial Statements

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit
Number      Description

31.1        Section 302 Certification - CEO

31.2        Section 302 Certification - CFO

32.1        Section 906 Certification - CEO

32.2        Section 906 Certification - CFO

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AUTEO MEDIA, INC.

/s/ DONALD BELL
By:___________________________
    Donald Bell
    Chairman, CEO and Director

May 23, 2004

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AUTEO MEDIA, INC.

/s/ MICHAEL W. KINLEY
By:___________________________
   Michael W. Kinley
   President and Director

May 23, 2004