Form 10QSB
period 2004-06-30
AUTEO MEDIA INC
filed 2004-08-27
CIK 1093677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended JUNE 30, 2004
                                             -----------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from                        to
                                       ---------------------     ---------------

        Commission file number  0-27229
                               -------------------------------------------------


                                AUTEO MEDIA, INC.
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                    88-0409163
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


                            101 - 4181 NORFOLK AVENUE
                    BURNABY, BRITISH COLUMBIA, CANADA V6C 3A6
                    (Address of principal executive offices)

                                  604.780-6025
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Based on the closing sale price of $4.85 for our common stock on the OTC Bulletin Board System on August 25, 2004, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $858,857. As of June 30, 2004, 177,084 shares of our common stock, $.001 par value, were outstanding.



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

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2004 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Burnaby, BC
Date: August 25, 2004

/s/ Michael W. Kinley
-------------------------------------------
President and Director of Auteo Media, Inc.

                                AUTEO MEDIA, INC.

                                FINANCIAL REPORTS
                                   (REVIEWED)

                                  JUNE 30, 2004

                                AUTEO MEDIA, INC.
                                    CONTENTS


INDEPENDENT ACCOUNANT'S REPORT ON THE FINANCIAL STATEMENTS       1

   Balance Sheet                                                 2

   Statements of Operations                                      3

   Statements of Stockholders' Equity                            4

   Statements of Cash Flows                                      5

   Notes to Financial Statements                               6-9
-------------------------------------------------------------------

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Auteo Media, Inc.




I have reviewed the accompanying statement of financial position of Auteo Media, Inc. as of June 30, 2004 and the related financial statements of operations, shareholders' equity and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.


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







Kyle L. Tingle, CPA, LLC


August 23, 2004
Las Vegas, Nevada


                                AUTEO MEDIA, INC.
                                 BALANCE SHEETS


                                                                                         June 30,        December 31,
                                                                                             2004                2003
                                                                                 ----------------- -------------------
                                                                                      (Unaudited)

                                                       ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                           $       31         $         8
   Notes receivable                                                                        26,034              50,000
   Notes receivable, related party                                                              0              34,821
   Interest receivable                                                                      2,500               5,303
   Refundable deposits                                                                     52,375              52,375
                                                                                 ----------------- -------------------

         Total current assets                                                              80,940             142,507

EQUIPMENT AND FURNITURE, NET                                                                    -                   -

                                                                                 ----------------- -------------------

         Total assets                                                                  $   80,940         $   142,507
                                                                                 ================= ===================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                    $   18,784         $    15,756
   Related party payables                                                                   9,408              49,297
                                                                                ------------------ -------------------

         Total current liabilities                                                         28,192              65,053

STOCKHOLDERS' EQUITY
   Common stock: $.001 par value;
   authorized 25,000,000 shares; issued and outstanding
   177,041 shares at December 31, 2003 and                                                                        177
   177,041 shares at June 30, 2004                                                            177                   -
   Additional paid in capital                                                             433,809             433,809
   Accumulated other comprehensive income                                                   (599)               5,209
   Accumulated (deficit)                                                                (380,639)           (361,741)
                                                                                ------------------ -------------------

         Total stockholders' equity                                                        52,748              77,454
                                                                                ------------------ -------------------

         Total liabilities and stockholders' equity                                    $   80,940         $   142,507
                                                                                ================== ===================

See Accountant's Report and Accompanying Notes to Condensed Financial Statements

                                      -4-


                               AUTEO MEDIA, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         For the three months ended       For the six months ended
                                                                  June 30,                        June 30,
                                                             2004           2003            2004            2003
                                                        --------------- -------------- ---------------- --------------

Revenues                                                    $        -    $         -       $        -    $         -

Cost of revenues                                                                    -                               -
                                                        --------------- -------------- ---------------- --------------

Gross Profit                                                $        -    $         -       $        -    $         -

Operating, general and administrative expenses
   Selling, general and administrative                          14,950    $    24,705       $   24,550    $    68,675
   Depreciation and amortization                                     -            254                -            701
                                                        --------------- -------------- ---------------- --------------

     Operating, general and
       administrative expenses                              $   14,950    $    24,959       $   24,550    $    69,376
                                                        --------------- -------------- ---------------- --------------

     Operating loss                                         $  (14,950)    $  (24,959)       $ (24,550)    $  (69,376)


Other items                                                                                          -
      Realized foreign exchange gain                             3,779                           3,779              -
      Interest Income                                              886            987            1,873          1,974
                                                        --------------- -------------- ---------------- --------------



                                                        --------------- -------------- ---------------- --------------

     Net income loss                                        $  (10,285)   $   (23,972)      $  (18,898)   $   (67,402)
                                                        =============== ============== ================ ==============

     Loss per share - basic and diluted                     $    (0.06)   $     (0.19)      $    (0.11)   $     (0.55)
                                                        =============== ============== ================ ==============

     Weighted average number of shares
       of common stock outstanding                             177,084        126,964          177,084        121,864
                                                        =============== ============== ================ ==============

See Accountant's Report and Accompanying Notes to Condensed Financial Statements

                                      -5-


                                AUTEO MEDIA, INC.
                               CONDENSED STATEMENT
                       OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                            Additional                   Accumulated
                                                            Contributed                     Other
                                         Common Stock      (Distributed)  Accumulated   Comprehensive
                                      Shares     Amount       Capital      (Deficit)        Income           Total
                                     --------- ----------- -------------- ------------- --------------- ----------------

Balance, December 31, 2002            116,707     $   117     $  394,619   $ (259,559)               0      $   135,177
                                     --------- ----------- -------------- ------------- --------------- ----------------

Issuance of common stock for debt
settlement  at $0.75  per  share for
sole director (related  payables)      26,667          27         19,973                                         20,000
Issuance of common stock for
settlement of debt to third party
at $0.60 per share                      6,667           7          3,993                                          4,000
Foreign currency translation
adjustments                                                                                      3,524            3,524
Net loss January 1, 2003 to June
30, 2003                                                                      (67,402)                          (67,402)
Balance, June 30, 2003                150,041     $   151    $   418,585   $ (326,961)           3,524      $    95,299
                                     ========= =========== ============== ============= =============== ================

                                     --------- ----------- -------------- ------------- --------------- ----------------
Balance, December 31, 2003            177,084     $   177    $   433,809   $  (361,741)    $     5,209      $    77,454
                                     --------- ----------- -------------- ------------- --------------- ----------------

                                     --------- ----------- -------------- ------------- --------------- ----------------
Foreign currency translation
adjustments                                                                                     (5,808)          (5,808)
                                     --------- ----------- -------------- ------------- --------------- ----------------
Net loss January 1 to June 30, 2004         -           -              -      (18,898)                          (18,898)
                                     --------- ----------- -------------- ------------- --------------- ----------------
Balance, June 30, 2004                177,084     $   177    $   433,809   $ (380,639)     $      (599)     $    52,748
                                     ========= =========== ============== ============= =============== ================


See Accountant's Report and Accompanying Notes to Condensed Financial Statements



                                AUTEO MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                             For the six months ended
                                                                                                     June 30,
                                                                                               2004             2003
                                                                                         ----------------- ---------------

Cash Flows From Operating Activities
Net loss                                                                                     $    (18,898)      $ (67,402)
Adjustments  to reconcile  net loss to net cash  provided by (used in) operating activities:
  Depreciation and amortization                                                                         -             701
  Foreign exchange gain                                                                            (3,779)
  Change in assets and liabilities
               (Increase) in accrued interest receivable                                           (1,873)         (1,974)
               Increase in accounts payable                                                         3,361          10,206
               Increase in other payables                                                               -          62,032
                                                                                         ----------------- ---------------

Net cash provided by (used in) operating activities                                          $    (21,189)     $    3,563


Cash Flows From Investing Activities                                                         $          -      $        -


Cash Flows From Financing Activities
  Increase (decrease) in related party payables                                              $     21,212      $   (3,789)
                                                                                         ----------------- ---------------

  Net cash provided by (used in) financing activities                                        $     21,212      $   (3,789)


  Net increase (decrease) in cash                                                            $         23      $     (226)
  Cash and cash equivalents at beginning of period                                           $          8      $      348
                                                                                         ----------------- ---------------

  Cash and cash equivalents at end of period                                                 $         31      $      122
                                                                                         ================= ===============

  SUPPLEMENTAL INFORMATION:

  Settlement of related party payables in exchange for assignment of notes receivable
  and  accrued interest receivable of equal amount                                           $     58,382               -
                                                                                         ----------------- ---------------
  Issuance of 26,667 shares Common Stock for $20,000 related party payable                   $          -      $   20,000
                                                                                         ----------------- ---------------
  Issuance of 6,667 shares Common Stock for $4,000 other payable                             $          -      $    4,000



See Accountant's Report and Accompanying Notes to Condensed Financial Statements

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


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

     GOING CONCERN

     The Company incurred net losses of $10,285 and $23,972 from operations for the three months ended June 30, 2004 and 2003, respectively and $18,898 and $67,402 for the six-months ended June 30, 2004 and 2003, respectively. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and raises substantial doubt about its ability to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company through debt and/or equity financing.

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

     CASH

     For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2004 and December 31, 2003.

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)



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

         Computer equipment                 3 years

     NEW ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. We do not believe the adoption of SFAS 149, effective primarily for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, has a material effect on our financial statements.


     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As required by SFAS 150, we will adopt this new accounting standard effective July 1, 2003. We do not believe the adoption of SFAS 150 has a material effect on our financial statements.

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

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)



     NOTE 2.   NOTES RECEIVABLE

     Notes receivable consists of the following:

                                                                        June 30,         December 31,
                                                                            2004                 2003
                                                              ------------------    -----------------
         Note receivable, secured by real estate, 5% interest,
         due on demand, initially at $45,000 Canadian         $               -     $          28,960

         Note receivable, unsecured, 5% interest,
         due on demand                                                    26,034    $          50,000
                                                              ------------------    -----------------

         Total notes receivable, secured and unsecured        $          $26,034    $         $78,960
                                                              ==================    =================

      On June 1, 2004, the Company entered into an agreement with the promissee of its unsecured note receivable to assume all obligations under the above secured note receivable, subject to providing the Company with suitable collateral or other satisfactory arrangements. Subsequently on June 15, 2004, the Company entered into an agreement with its former related party creditors to accept an assignment of $61,019 of the Company's unsecured note receivable (and related accrued interest receivable) as full payment of all amounts owing by the Company to those former related parties. Following completion of these transactions, the Company has not required any additional security arrangements concerning the remaining balance of the unsecured note receivable.


     NOTE 3.    REFUNDABLE DEPOSITS

     The Company has deposited funds with an advisory group in contemplations of a business acquisition. The monies are refundable until such time a merger transaction is completed. The Company had $52,375 of refundable deposits at June 30, 2004 and December 31, 2003.

     NOTE 4.    PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                        June 30,         December 31,
                                                                            2004                 2003
                                                              ------------------    -----------------
                  Computer equipment                          $            5,366    $           5,366

                  Less accumulated depreciation                            5,366                5,366
                                                              ------------------    -----------------
                                                              $                -    $               -
                                                              ==================    =================


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

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

     Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the three months ended June 30, 2004 and 2003 totaling 177,084 and 121,864, respectively and 177,084 and 126,964 for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004 and December 31, 2003, the Company had no dilutive potential common shares.

     NOTE 6.    RELATED PARTY TRANSACTIONS

     A former officer and director of the Company leased office space to the Company on a month-to-month lease of $2,000 per month. On September 10, 2002, that director entered a Management Agreement with the Company agreeing to director compensation of up to $10,000 per month for his expertise and management of the Company, and $2,500 in rent reimbursement relating to office space for the Company. The agreement was for a six-month term, at which time, it became a monthly agreement with a one-month notice for termination. For the three months ended June 30, 2004 and 2003, the Company incurred $0 and $0 in director's compensation and $7,500 and $7,500 in rental expense, respectively, under the above agreements. Related party payables outstanding at June 30, 2004 and December 31, 2003 for these services are $9,408 and $10,036, respectively. As the compensation is discretionary, no commitments result from this agreement.

     A relative of the former officer and director has advanced funds to cover operating expenses of the Company. Funds advanced as of December 31, 2003 was $39,261. Amounts advanced by the current officer and director under similar arrangements was $9,408 at June 30, 2004. All amounts owing to the Company's former related parties were settled as a result of transactions described in Note 2.

     NOTE 7.  COMPREHENSIVE INCOME

     Accumulated other comprehensive income consists of the following:


                                                                   June 30, 2004     December 31,2003
                                                              ------------------    -----------------
         Foreign currency translation adjustment              $            (599)    $           5,209
                                                              ==================    =================

     The components of other comprehensive income for the six months ended June 30, 2004 and 2003:


                                                                   June 30, 2004     December 31,2003
                                                              ------------------    -----------------
         Foreign currency translation adjustment              $          (5,808)    $           3,524
                                                              ==================    =================


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

On June 30, 2004, Donald Bell resigned as an officer and Director of the Company.

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

We no longer have an active operating business that we can pursue. Accordingly, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination over the 12 month period ending June 30, 2005. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that it will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our shares of common stock. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED MARCH 31, 2004 COMPARED TO FISCAL QUARTER ENDED MARCH 31, 2003

We incurred a net loss of $10,285 from continuing operations for the quarter ended June 30, 2004 compared to a net loss of $23,972 for the same quarter ending June 30, 2003. The net loss from continuing operations is due primarily to costs associated with actively seeking an acquisition of a suitable business opportunity. We have generated a cumulative loss since inception of $380,639. Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

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

EXPENSES AND CASH REQUIREMENTS

At this time, the company anticipates general administrative and operations expenses for the 12 month period ending June 30, 2005 to be approximately $100,000. We will be dependent upon proceeds from the sale of our securities for the near future. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of June 30, 2004 our cash and cash equivalent balance was $31. We anticipate that we will require additional financing in order to continue seeking a suitable business opportunity or business combination. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate that it will expend any significant monies on research and development over the next twelve months.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment through June 30, 2005, unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

EMPLOYEES

Over the twelve months ending June 30, 2005, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.


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

QUARTER ENDED MARCH 31, 2004

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

On June 30, 2004, we filed a current report on Form 8-K announcing the resignation of Donald Bell as an officer and Director of the Company.

FINANCIAL STATEMENTS FILED AS PART OF THE QUARTERLY REPORT

Our financial statements include:

         Condensed Balance Sheets

         Consolidated Statements of Operations

         Consolidated Statement of Changes in Stockholders' Equity

         Condensed Statements of Cash Flows

         Notes to the Condensed Financial Statements

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit Number and Description

31.1   Certification of Chief Executive Officer
32.1   Section 906 Certification

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AUTEO MEDIA, INC.

By: /s/ Michael W. Kinley
    ------------------------------------------------
    Michael Kinley, Chairman, President and Director
    August 25, 2004