Form 10QSB
period 2004-09-30
AUTEO MEDIA INC
filed 2004-11-15
CIK 1093677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2004


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


                            101 - 4181 NORFOLK AVENUE
                    BURNABY, BRITISH COLUMBIA, CANADA V6C 3A6
                    _________________________________________
                    (Address of principal executive offices)


                                  604.780-6025
                           ___________________________
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Based on the closing sale price of $6.25 for our common stock on the OTC Bulletin Board System on November 5, 2004, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $1,106,775. As of September 30, 2004, 177,084 shares of our common stock, $.001 par value, were outstanding.

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

DISCLOSURE

To:      The Shareholders of
         AUTEO MEDIA, INC.

It is the opinion of management that the interim financial statements for the period ended September 30, 2004 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Burnaby, BC
Date: November 8, 2004



/s/ Michael W. Kinley
_______________________________________________
    Michael W. Kinley
    President and Director of Auteo Media, Inc.

                                AUTEO MEDIA, INC.

                                FINANCIAL REPORTS
                                   (REVIEWED)

                               SEPTEMBER 30, 2004

                                AUTEO MEDIA, INC.
                                    CONTENTS


INDEPENDENT ACCOUNANT'S REPORT ON THE
FINANCIAL STATEMENTS                                                         F-2

   Balance Sheet                                                             F-3

   Statements of Operations                                                  F-4

   Statements of Stockholders' Equity                                        F-5

   Statements of Cash Flows                                                  F-6

   Notes to Financial Statements                                          F-7-10
________________________________________________________________________________

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Auteo Media, Inc.




I have reviewed the accompanying statement of financial position of Auteo Media, Inc. as of September 30, 2004 and the related financial statements of operations, shareholders' equity and cash flows for the three-month and nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.


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


Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.




/s/ KYLE L. TINGLE
____________________________
    Kyle L. Tingle, CPA, LLC


November 8, 2004
Las Vegas, Nevada


                                AUTEO MEDIA, INC.
                                 BALANCE SHEETS


                                                          September 30,     December 31,
                                                                   2004             2003
                                                          _____________     ____________
                                                           (Unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                               $       -         $       8
   Notes receivable                                           19,959            50,000
   Notes receivable, related party                                 -            34,821
   Interest receivable                                         2,787             5,303
   Refundable deposits                                        52,375            52,375
                                                           _________         _________
         Total current assets                                 75,121           142,507

EQUIPMENT AND FURNITURE, NET                                       -                 -
                                                           _________         _________
         Total assets                                      $  75,121         $ 142,507
                                                           =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Outstanding checks in excess of bank balance            $      13         $       -
   Accounts payable                                           17,890            15,756
   Related party payables                                     16,908            49,297
                                                           _________         _________
         Total current liabilities                            34,811            65,053

STOCKHOLDERS' EQUITY
   Common stock: $.001 par value;
   authorized 25,000,000 shares; issued and outstanding
   177,084 shares at December 31, 2003 and                                         177
   177,084 shares at September 30, 2004                          177                 -
   Additional paid in capital                                433,809           433,809
   Accumulated other comprehensive income                     (1,320)            5,209
   Accumulated (deficit)                                    (392,356)         (361,741)
                                                           _________         _________
         Total stockholders' equity                           40,310            77,454
                                                           _________         _________
         Total liabilities and stockholders' equity        $  75,121         $ 142,507
                                                           =========         =========


See Accountant's Report and Accompanying Notes to Condensed Financial Statements




                                AUTEO MEDIA, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     For the three months ended      For the nine months ended
                                                           September 30,                   September 30,
                                                       2004           2003            2004            2003
                                                     __________________________      _________________________


Revenues                                             $       -      $       -        $       -     $        -

Cost of revenues                                                            -                               -
                                                     __________________________      _________________________
Gross Profit                                         $       -      $       -        $       -     $        -

Operating, general and administrative expenses
   Selling, general and administrative                  12,004      $  23,969        $  36,554     $   92,644
   Depreciation and amortization                             -              -                -            701
                                                     __________________________      _________________________
     Operating, general and
       administrative expenses                       $  12,004      $  23,969        $  36,554     $   93,345
                                                     __________________________      _________________________
     Operating loss                                  $ (12,004)     $ (23,969)       $ (36,554)    $  (93,345)


Other items                                                                                  -
      Realized foreign exchange gain                         -              -            3,779              -
      Interest Income                                      287            987            2,160          2,961
                                                     __________________________      _________________________


                                                     __________________________      _________________________
     Net income loss                                 $ (11,717)     $ (22,982)       $ (30,615)    $  (90,384)
                                                     ==========================      ========================
     Loss per share - basic and diluted              $   (0.07)     $   (0.15)       $   (0.17)    $    (0.67)
                                                     ==========================      ========================

     Weighted average number of shares
       of common stock outstanding                     177,084        157,468          177,084        133,863
                                                     ==========================      ========================


See Accountant's Report and Accompanying Notes to Condensed Financial Statements.




                                AUTEO MEDIA, INC.
                               CONDENSED STATEMENT
                       OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                   Additional                        Accumulated
                                                                   Contributed                          Other
                                              Common Stock        (Distributed)     Accumulated     Comprehensive
                                           Shares      Amount        Capital         (Deficit)         Income          Total
                                           ____________________________________________________________________________________

Balance, December 31, 2002                 116,707      $117        $ 394,619       $ (259,559)              0        $ 135,177
                                           ____________________________________________________________________________________
                                            26,667        27           19,973                                            20,000
Issuance of common stock for debt
settlement at $0.75 per share for sole
director (related payables)
Issuance of common stock for
settlement of debt to third party at
$0.60 per share                              6,667         7            3,993                                             4,000
Issuance of common stock for
settlement of debt to third party
at $0.45 per share                          16,667        17            7,483                                             7,500
Foreign currency translation
adjustments                                                                                              3,776            3,776
Net loss January 1, 2003 to
September 30, 2003                                                                     (90,384)                         (90,384)
                                           ____________________________________________________________________________________
Balance, September 30, 2003                166,708      $168        $ 426,068       $ (349,943)          3,776        $  80,069
                                           ====================================================================================



Balance, December 31, 2003                 177,084      $177        $ 433,809       $ (361,741)       $  5,209        $  77,454
                                           ____________________________________________________________________________________
Foreign currency translation                                                                            (6,529)          (6,529)
adjustments                                ____________________________________________________________________________________

Net loss January 1 to September                  -         -                -          (30,615)                         (30,615)
30, 2004                                   ____________________________________________________________________________________

Balance, September 30, 2004                177,084      $177        $ 433,809       $ (392,356)       $ (1,320)       $   40,310
                                           ====================================================================================


See Accountant's Report and Accompanying Notes to Condensed Financial Statements.



                                AUTEO MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         For the nine months ended
                                                               September 30,
                                                            2004          2003
                                                         _________________________

Cash Flows From Operating Activities
Net loss                                                  $(30,615)     $(90,384)
Adjustments  to reconcile  net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                  -           701
  Foreign exchange gain                                     (3,779)            -
  Change in assets and liabilities
     (Increase) in accrued interest receivable              (2,159)       (2,961)
     Increase in bank overdraft                                 13             -
     Increase in accounts payable                            1,746        10,430
     Increase in other payables                                  -        70,761
                                                         _________________________
Net cash (used in) operating activities                   $(34,794)     $(11,453)


Cash Flows From Investing Activities
                                                          $      -      $      -
                                                         _________________________
Cash Flows From Financing Activities
  Increase (decrease) in related party payables             34,786        11,211
                                                         _________________________
  Net cash provided by financing activities               $ 34,786      $ 11,211


  Net increase (decrease) in cash                         $     (8)     $   (242)
  Cash and cash equivalents at beginning of period        $      8      $    348
                                                         _________________________

  Cash and cash equivalents at end of period              $     (0)     $    106
                                                         =========================

SUPPLEMENTAL INFORMATION:

Settlement of related party payables in exchange
  for assignment of notes receivable and accrued
  interest receivable of equal amount                     $ 58,382             -
                                                         _________________________
Issuance of 26,667 shares Common Stock for $20,000
  related party payable                                   $      -      $ 20,000
                                                         _________________________
Issuance of 6,667 shares Common Stock for $4,000
  other payable                                           $      -      $  4,000
                                                         _________________________
Issuance of 16,667 shares Common Stock for $7,500
  other payable                                           $      -      $  7,500
                                                         _________________________


See Accountant's Report and Accompanying Notes to Condensed Financial Statements.


                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

GOING CONCERN

The Company incurred net losses of $11,717 and $22,982 from operations for the three months ended September 30, 2004 and 2003, respectively and $30,615 and $90,384 for the nine months ended September 30, 2004 and 2003, respectively. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and raises substantial doubt about its ability to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company through debt and/or equity financing.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2004 and December 31, 2003.

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)



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

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)



NOTE 2. NOTES RECEIVABLE

Notes receivable consists of the following:


                                                               September 30,      December 31,
                                                                        2004              2003
                                                               _____________      ____________

     Note receivable, secured by real estate, 5% interest,
     due on demand, initially at $45,000 Canadian                $     -            $34,821

     Note receivable, unsecured, 5% interest,
     due on demand                                                19,959            $50,000
                                                                 _______            _______

     Total notes receivable, secured and unsecured               $19,959            $84,821
                                                                 =======            =======


On June 1, 2004, the Company entered into an agreement with the promissee of its unsecured note receivable to assume all obligations under the above secured note receivable, subject to providing the Company with suitable collateral or other satisfactory arrangements. Subsequently on June 15, 2004, the Company entered into an agreement with its former related party creditors to accept an assignment of $61,019 of the Company's unsecured note receivable (and related accrued interest receivable) as full payment of all amounts owing by the Company to those former related parties. Following completion of these transactions, the Company has not required any additional security arrangements concerning the remaining balance of the unsecured note receivable, as additional payments against the outstanding balance continue to be received.


NOTE 3. REFUNDABLE DEPOSITS

The Company has deposited funds with an advisory group in contemplations of a business acquisition. The monies are refundable until such time a merger transaction is completed. The Company had $52,375 of refundable deposits at September 30, 2004 and December 31, 2003.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                       September 30,     December 31,
                                                2004             2003
                                       _____________     ____________

     Computer equipment                   $ 5,366          $ 5,366

     Less accumulated depreciation          5,366            5,366
                                          _______          _______
                                          $     -          $     -
                                          =======          =======



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

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the three months ended September 30, 2004 and 2003 totaling 177,084 and 157,468, respectively and 177,084 and 133,863 for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004 and December 31, 2003, the Company had no dilutive potential common shares.

NOTE 6. RELATED PARTY TRANSACTIONS

A former officer and director of the Company leased office space to the Company on a month-to-month lease of $2,000 per month. On September 10, 2002, that director entered a Management Agreement with the Company agreeing to director compensation of up to $10,000 per month for his expertise and management of the Company, and $2,500 in rent reimbursement relating to office space for the Company. The agreement was for a six-month term, at which time, it became a monthly agreement with a one-month notice for termination. For the three months ended September 30, 2004 and 2003, the Company incurred $0 and $0 in director's compensation and $7,500 and $7,500 in rental expense, respectively, under the above agreements. Related party payables outstanding at September 30, 2004 and December 31, 2003 for under these arrangements are $16,908 and $10,036, respectively. As the compensation is discretionary, no commitments result from this agreement.

A relative of the former officer and director has advanced funds to cover operating expenses of the Company. Funds advanced as of December 31, 2003 was $39,261. Amounts advanced by the current officer and director under similar arrangements was $16,908 at September 30, 2004. All amounts owing to the Company's former related parties were settled as a result of transactions described in Note 2.

NOTE 7.  COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of the following:

                                                 September 30,      December 31,
                                                     2004               2003
                                                 _____________      ____________

     Foreign currency translation adjustment       $(1,320)            $5,209
                                                 =============      ============

The components of other comprehensive income for the nine months ended September 30, 2004 and 2003:


                                                 September 30,      December 31,
                                                     2004               2003
                                                 _____________      ____________
     Foreign currency translation adjustment       $(6,529)            $3,776
                                                 =============      ============

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

Effective December 2nd, 2003 we appointed Michael Kinley as a director and President. Mr. Bell, remained a director, and was re-appointed to serve as Chairman and Secretary on Decmeber 2nd, 2003.

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

We no longer have an active operating business that we can pursue. Accordingly, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination over the 12 month period ending September 30, 2005. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that it will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our shares of common stock. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO FISCAL QUARTER ENDED SEPTEMBER30, 2003

We incurred a net loss of $11,717 from continuing operations for the quarter ended September 30, 2004 compared to a net loss of $22,982 for the same quarter ending September 30, 2003. The net loss from continuing operations is due primarily to costs associated with actively seeking an acquisition of a suitable business opportunity. We have generated a cumulative loss since inception of $392,355. Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

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

EXPENSES AND CASH REQUIREMENTS

At this time, the company anticipates general administrative and operations expenses for the 12 month period ending September 30, 2005 to be approximately $75,000. We will be dependent upon proceeds from the sale of our securities for the near future. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of September 30, 2004 our cash and cash equivalent balance was $(13). We anticipate that we will require additional financing in order to continue seeking a suitable business opportunity or business combination. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate that it will expend any significant monies on research and development over the next twelve months.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment through September 30, 2005, unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

EMPLOYEES

Over the twelve months ending September 30, 2005, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

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

 31.1       Section 302 Certification

 32.1       Section 906 Certification

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AUTEO MEDIA, INC.


By:/s/ Michael W. Kinley
_______________________________________
       Michael Kinley
       Chairman, President and Director

November 8, 2004