Form 10KSB/A
period 2003-12-31
AUTEO MEDIA INC
filed 2005-05-05
CIK 1093677

THIS FORM 10-KSB IS THE SUBJECT OF A FORM 12B-25

                                 FORM 10-KSB/A1

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

For the fiscal year ended  DECEMBER 31, 2003
                           -----------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to
                               -------------------------------  ----------------

Commission file number  0-27229
                       --------

                                AUTEO MEDIA, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                   NEVADA                                    88-0409163
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
               or organization)                               No.)


                    4181 NORFOLK AVENUE
             BURNABY, BRITISH COLUMBIA CANADA                 V6C 3A6
---------------------------------------------------    -------------------------
         (Address of principal executive offices)           (Zip Code)

Issuer's telephone number  604.434-5256

Securities registered under Section 12(b) of the Exchange Act:

Not applicable.

 Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
--------------------------------------------------------------------------------
                                (Title of class)

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

As a subsequent event to the fiscal year ended December 31, 2003, our company filed a Definitive Information Statement, Schedule 14C Information on February 5, 2004 with the Securities and Exchange Commission in connection with the proposed combination (reverse-split) of the Company's common stock on a 1-for-15 basis. A resolution authorizing the proposed stock combination was consented and approved to in writing by the holders of more than 51 percent our outstanding common stock. Accordingly, it was not necessary for the Company to call a special meeting of stockholders to consider the proposed stock combination. The effective date for the reverse split was March 4, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board under the symbol "AUOM" (formerly "AUTM" prior to 15 for 1 reverse split. Our common stock began quotation on the OTC Bulletin Board on March 1, 2000. The following quotations reflect the high and low bids for our common stock (before price adjustment for 15 to 1 reverse split in 1Q of 2004) based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of our common stock (obtained from Canada Stockwatch and Yahoo Finance) for the periods indicated below are as follows:


========================================== ======================= =============

QUARTER ENDED                              HIGH                    LOW
------------------------------------------ ----------------------- -------------

March 31, 2002                             $0.19                   $0.08
------------------------------------------ ----------------------- -------------

June 30, 2002                              $0.16                   $0.07
------------------------------------------ ----------------------- -------------

September 30, 2002                         $0.14                   $0.08
------------------------------------------ ----------------------- -------------

December 31, 2002                          $0.15                   $0.02
------------------------------------------ ----------------------- -------------

March 31, 2003
------------------------------------------ ----------------------- -------------

June 30, 2003
------------------------------------------ ----------------------- -------------

September 30, 2003                         $0.12                   $0.05
------------------------------------------ ----------------------- -------------

December 31, 2003                          $0.16                   $0.06
========================================== ======================= =============

Our shares of common stock are issued in registered form. Pacific Stock Transfer, of 5844 South Pecos Road, Suite D, Las Vegas, Nevada 89120 (Telephone 702.361.3033, facsimile 702.433.1979) is the registrar and transfer agent for our shares of common stock.

As of March 31, 2004, we had 177,084 shares of common stock outstanding and approximately 100 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of December 31, 2003 and December 31, 2002, our cash and cash equivalent balances were $9 and $348 respectively. We anticipate that we will require additional financing in order to continue seeking a suitable business opportunity or business combination. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock.

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

NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 was adopted by the Company for the fiscal year ended December 31, 2002. As disclosed in Note 6, the adoption of this standard had a material effect on the Company's financial statements.

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

In November 2003, the EITF reached a consensus on Issue 03-01, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS (EITF03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than 12 months and those in a loss position for greater than 12 months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results.

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

                                AUTEO MEDIA, INC.

                                FINANCIAL REPORTS


                                DECEMBER 31, 2003
                                DECEMBER 31, 2002

                                AUTEO MEDIA, INC.
                                    CONTENTS


        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM          F-1

           Balance Sheet                                                 F-2

           Statements of Operations                                      F-3

           Statements of Stockholders' Equity                            F-4

           Statements of Cash Flows                                      F-5

           Notes to Financial Statements                          F-6 - F-13
        --------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Auteo Media, Inc.




I have audited the accompanying balance sheet of Auteo Media, Inc. as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auteo Media, Inc. as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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





Kyle L. Tingle, CPA, LLC
Las Vegas, Nevada


May 9, 2004, except for Note 8
and Note 10 as to which the date
is August 25, 2004



                                AUTEO MEDIA, INC.
                                 BALANCE SHEETS


                                                                                        December 31,           December 31,
                                                                                                 2003                  2002
                                                                                    -----------------     -----------------


                                     ASSETS

          CURRENT ASSETS
               Cash                                                                 $               8     $             348
               Notes receivable                                                                50,000                50,000
               Notes receivable, related party                                                 34,821                28,960
               Interest receivable                                                              5,303                   986
               Refundable deposits                                                             52,375                52,375
                                                                                    -----------------     -----------------

                      Total current assets                                          $         142,507     $         132,669
          EQUIPMENT AND FURNITURE, NET                                              $               -     $             701

          OTHER ASSETS
               Non-marketable securities                                            $               -     $          10,000
                                                                                    -----------------     -----------------

                                     Total assets                                   $         142,507     $         143,370
                                                                                    =================     =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Accounts payable                                                     $          15,756     $           4,404
               Related party payables, net                                                     49,297                 3,789
                                                                                    -----------------     -----------------
                      Total current liabilities                                     $          65,053     $           8,193

          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
               authorized 25,000,000 shares;
               issued and outstanding
               116,708 shares at December 31, 2002                                                        $             117
               177,084 shares at December 31, 2003                                  $             177
               Additional paid in capital                                                     433,809               394,619
               Accumulated deficit                                                           (361,741)             (259,559)
               Accumulated other comprehensive income                                           5,209                     0
                                                                                    -----------------     -----------------

                      Total stockholders' equity                                    $          77,454     $         135,177
                                                                                    -----------------     -----------------

                                     Total liabilities and
                                     stockholders' equity                           $         142,507     $         143,370
                                                                                    =================     =================


   The accompanying notes are an integral part of these financial statements.


                                AUTEO MEDIA, INC.
                            STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,



                                                                                                 2003                  2002
                                                                                    -----------------     -----------------



       Revenues                                                                     $               -     $               -
       Cost of revenues                                                                             -                     -
                                                                                    -----------------     -----------------

       Gross Profit                                                                 $               -     $               -

       Operating, general and administrative expenses
          Selling, general and administrative                                       $         105,398     $         115,421
          Depreciation and amortization                                                           701                 1,789
                                                                                    -----------------     -----------------

              Operating, general and
                administrative expenses                                             $         106,099     $         117,210
                                                                                    -----------------     -----------------


                    Net operating loss                                              $        (106,099)    $        (117,210)

       Interest income                                                                          3,948     $               -
       Interest expense                                                                           (31)                    -
                                                                                    ------------------    -----------------

                Net loss from continuing operations                                 $        (102,182)    $        (117,210)
                                                                                    ------------------    ------------------

       Loss from discontinued operations                                                            -     $        (236,278)
       Gain on disposition of discontinued operations                                               -               994,562
                                                                                    -----------------     -----------------

                Net income (loss)                                                   $        (102,182)    $         641,074
                                                                                    ==================    =================

       Earnings (loss) per share - basic and diluted
                Loss from continuing operations                                     $          (0.72)     $          (0.33)
                                                                                    =================     =================

                Income (loss) from discontinued operations                          $            0.00     $            2.10
                                                                                    =================     =================

                Net income (loss)                                                   $          (0.72)     $          (1.77)
                                                                                    =================     =================


                Weighted Average Number of Shares
                of Common Stock Outstanding                                                   142,376               361,444
                                                                                    =================     =================


   The accompanying notes are an integral part of these financial statements.


                                AUTEO MEDIA, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                     ADDITIONAL                      ACCUMULATED
                                                                     CONTRIBUTED                        OTHER
                                               COMMON STOCK         (DISTRIBUTED)      ACCUMULATED  COMPREHENSIVE
                                               ------------
                                            SHARES       AMOUNT      CAPITAL            DEFICIT        INCOME            TOTAL
                                           --------------------------------------------------------------------------------------

          Balance, December 31, 2001        437,025    $     437     $       8,088    $  (900,633)                   $   217,892

          Sale of common stock               25,925           26            34,974                                        35,000
          Issuance of common stock for
              services  at prices ranging
              from $1.05 to $1.65 per share   6,074            6             9,794              -                          9,800
          Issuance of common stock for
              salaries of officer at $1.80
              per share                      20,741           21            37,312              -                         37,333
          Exercise of warrants               43,333           43            45,457              -                         45,500
          Acquisition of merged subsidiary                                  22,500)             -                        (22,500)
          Rescission of warrants            (43,333)         (43)          (45,457)             -                        (45,500)
          Tender offer at $2.10 per share  (373,058)        (373)         (783,049)             -                       (783,422)

          Net income December 31, 2002            -            -                 -        641,074                        641,074
                                        -----------    ---------     -------------    -----------    -----------     -----------

          Balance, December 31, 2002        116,708    $     117     $     394,619    $  (259,559)   $         0     $   135,177

          Issuance of common stock for
          debt settlement at $0.75 per
          share for sole director
          (related payables)                 26,667           27            19,973              -                         20,000
          Issuance of common stock for
          settlement of debt to third party
          at $0.60 per share                  6,667            6             3,994              -                          4,000
          Issuance of common stock for
          settlement of debt to third party
          at $0.45 per share                 16,667           17             7,483              -                          7,500
          Issuance of common stock for
          settlement of debt to third party
          at $0.75 per share                  5,333            5             3,995              -                          4,000
          Issuance of common stock for
          settlement of debt to third party
          at $0.75 per share                  5,000            5             3,745              -                          3,750

          Reverse stock split 15:1, fractional
          shares rounded up                      42

          Comprehensive income
          Net loss December 31, 2003              -            -                 -       (102,182)
          Other comprehensive income:
          Foreign currency translation            -            -                 -              -          5,209
              adjustments
          Comprehensive income                    -            -                 -              -              -         (96,973)
                                        -----------    ---------     -------------    -----------    -----------     ------------

          Balance, December 31, 2003        177,084    $     177     $     433,809    $  (361,741)   $     5,209     $    77,454
                                        ===========    =========     =============    ============   ===========     ===========


   The accompanying notes are an integral part of these financial statements.


                                AUTEO MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,


                                                                                                 2003                  2002
                                                                                    -----------------     -----------------

Cash Flows From Operating Activities
Reconciliation of net loss to net cash used in
   operating activities
Net income (loss)                                                                   $        (102,182)    $         641,074
Adjustments:
     Loss from discontinued operations                                                              -               236,278
     Gain on disposition of discontinued operations                                                 -              (994,562)
                                                                                    -----------------     ------------------
Loss from continuing operations                                                              (102,182)             (117,210)

Adjustments to reconcile net loss from continuing operations to net cash used in operating
     activities of continuing operations:
     Depreciation and amortization                                                                701                 1,789
     Common stock issued for services                                                          31,500                     0
     Change in assets and liabilities
        Increase in other current assets                                                       (3,948)              (53,361)
        Increase in accounts payable                                                           10,331                 4,404
                                                                                    -----------------     -----------------

       Net cash used in operating activities                                        $         (63,598)    $        (164,378)

Cash Flows From Investing Activities
       Investment in securities                                                     $          10,000     $         (10,000)
       Net disposition of business, net of cash acquired                                            -               782,422
       Increase in loans receivable                                                                 -               (78,960)
                                                                                    -----------------     ------------------

       Net cash provided by investing activities                                    $          10,000     $         693,462

Cash Flows From Financing Activities
       Issuance of common stock                                                     $           7,750     $               -
       Increase in related party payables, net                                                 45,508                 3,789
       Redemption of common stock                                                                   -              (783,422)
                                                                                    -----------------     ------------------

       Net cash used in by financing activities                                     $          53,258     $        (779,633)
       Net cash provided by discontinued operations                                 $               -     $         250,897

       Net increase (decrease) in cash                                              $            (340)    $             348
       Cash at beginning of period                                                  $             348     $               -
                                                                                    -----------------     -----------------

       Cash at end of period                                                        $               8     $             348
                                                                                    =================     =================

Supplemental Schedule of Noncash Investing and
   Financing Activities
       Interest expense paid                                                        $              31     $               -
       Common stock issued in settlement of debt                                    $           7,750     $               -
       Common stock issued for services                                             $          31,500     $               -


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

In April 2003 The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. We do not believe the adoption of SFAS 149, effective primarily for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, will have a material effect on our financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As required by SFAS 150, we will adopt this new accounting standard effective July 1, 2003. The provisions of SFAS 150 does not have a material impact on our financial statements.

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

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
NOTE 2.  NOTES RECEIVABLE

Notes receivable consists of the following at December 31:

                                                          2003            2002
                                                   -----------     -----------
      Note  receivable  from officer of company,
      secured by real estate,  5% interest, due
      on demand, initially at $45,000 Canadian     $   $34,821     $   $28,960
                                                   ===========     ===========


      Note receivable, unsecured, 5% interest,
      due April 2, 2003                                 50,000     $    50,000
                                                   -----------     -----------

      Total notes receivable, unsecured            $   $50,000     $   $50,000
                                                   ===========     ===========


Accrued interest income on notes receivable, included in interest receivables as of December 31, 2003 and 2002 was $5,303 and $986, respectively. The past due receivable is verbally extended as the consultant is working with the Company in a consulting capacity.

NOTE 3.  REFUNDABLE DEPOSITS

The Company has deposited funds with an advisory group in contemplations of a business acquisition. The monies are refundable until such time a merger transaction is completed. The Company had $52,375 of refundable deposits at December 31, 2003 and 2002.

NOTE 4.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31,

                                                   2003               2002
                                         --------------     --------------
      Computer equipment                 $        5,366     $        5,366

      Less accumulated depreciation               5,366              4,665
                                         --------------     --------------
                                         $            -     $          701
                                         ==============     ==============
NOTE 5.  STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001.

As of June 30, 2002, the Company issued 25,925 shares of common stock for $35,000. The Company also issued 6,074 shares of common stock in exchange for services of $9,800, at prices ranging from $1.05 - $1.65 per share.

In March and April 2002, the Company issued 20,741 shares of common stock to two officers of the Company in lieu of salaries totaling $37,333. In June 2002, the officers exercised warrants to purchase 43,333 shares of common stock for $45,500, with the stipulation that shares would be surrendered for the same price if the asset purchase agreement with Trader was concluded. The shares were surrendered for $45,500 on July 18, 2002.

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

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 5.  STOCKHOLDERS' EQUITY (CONTINUED)

The Company issued an "Offer to Purchase for Cash all Outstanding Shares of Common Stock of Auteo Media, Inc. at $2.10 Net Per Share" effective through August 28, 2002. On September 5, 2002, the Company paid $783,421.36 for 373,058 shares tendered under this offer.

During 2003, the Company exchanged 60,334 for $39,250 in debt from incurred for operations of the Company. Of this, 43,334 shares for $27,500 were exchanged with a related party.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the years ended December 31, 2003 and 2002 totaling 142,376 and 361,444, respectively. As of December 31, 2003 and 2002, the Company had no dilutive potential common shares.

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
                                                                2002
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

As disclosed in Note 2, a newly appointed officer has a note receivable with the company. To comply with the provisions of Section 402 of the Sarbanes-Oxley Act of 2002, the officer is arranging the disposition of this receivable.

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

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 8.  COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of the following:

                                                           2003            2002
                                                   ------------    ------------
         Foreign currency translation adjustment   $      5,209    $          0
                                                   ============    ============

The components of other comprehensive income for the years ended December 31:


                                                           2003            2002
                                                   ------------    ------------
         Foreign currency translation adjustment   $      5,209    $          0
                                                   ============    ============

NOTE 9.  INCOME TAXES

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

The income tax provision reconciled to the tax computed at the statutory federal rate is approximately as follows for the years ended December 31:

                                                            2003           2002
                                                   -------------   ------------
       Tax Benefit at statutory rate               $     (35,000)  $    218,000
       Permanent differences                                   0          3,700
       Increase (decrease) in valuation allowance         35,000       (221,700)
                                                   -------------   ------------

                                                   $           -   $          -
                                                   =============   ============

The components of deferred tax assets and liabilities are approximately as follows at December 31:


                                                            2003           2002
                                                   -------------   ------------
         Net operating loss carry-forwards         $      95,733   $     49,400
         Depreciation and amortization                      (160)          (300)
         Less valuation allowance                        (95,573)       (49,100)
                                                   -------------   ------------

                                                   $           -   $          -
                                                   =============   ============

Section 382 of the Internal Revenue Code of 1986 and the related regulations impose certain limitations on a corporation's ability to use net operating loss carry-forwards if more than a 50% ownership change occurs. State laws generally conform to the provisions of Section 382. As a result of stock redemption during 2002, it is possible that the Company had an ownership change of more than 50%; therefore, the Company's ability to utilize the net operating loss carry-forwards may be substantially restricted. The net federal operating loss carry forward will expire between 2020 and 2023.

                                AUTEO MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 10. SUBSEQUENT EVENTS

An resolution authorizing a reverse split of the common stock of the Company on a 1 for 15 basis was approved by a majority of the stockholders. The effective date of the reverse split was March 4, 2004. The number of common stock shares outstanding decreased from 2,655,612 to 177,084. Prior period information has been restated to reflect the stock split.

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

As at April 14, 2004 our directors and executive officers, their ages, positions held, and duration of such, are as follows:


======================= ======================================== ========= ===============================

                                                                                     DATE FIRST
NAME                        POSITION HELD WITH OUR COMPANY         AGE          ELECTED OR APPOINTED
----------------------- ---------------------------------------- --------- -------------------------------
                           Former President, Chairman, Chief
                                   Executive Officer                             September 5, 2002
                                     and Director
Donald Bell                     Secretary and Treasurer             39           September 10, 2002
----------------------- ---------------------------------------- --------- -------------------------------


Michael W. Kinley               President and Director              53            December 2, 2003
======================= ======================================== ========= ===============================

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

MICHAEL W. KINLEY, PRESIDENT AND DIRECTOR

Mr. Kinley is currently the President of Winslow Associates Management & Communications Inc., a private business management and investor communications firm, a position he has held since March 1993. He is also the President of Abstract Enterprises Corp., a company formerly listed on the TSX Venture Exchange. In addition, Mr. Kinley is a director of Noise Media Inc., a company also listed on the TSX Venture Exchange, and was Noise Media Inc.'s President from January, 2000 to March, 2001. He was previously a partner in a KPMG Chartered Accountants. Mr. Kinley has also served as a director and officer of certain other public companies, namely Mispec Resources Inc., Altera Resources Inc. and Fort Point Resources Ltd

COMMITTEES OF THE BOARD

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


--------------------------- --------- ----------------------------------- ----------------------------- -------------

                                                                                   LONG TERM                PAY-
                                             ANNUAL COMPENSATION                  COMPENSATION              OUTS
--------------------------- --------- ------------ --------- ------------ ------------- --------------- -------------
                                                                           SECURITIES
                                                                OTHER        UNDER        RESTRICTED
                                                               ANNUAL       OPTIONS/      SHARES OR         LTIP
    NAME AND PRINCIPAL                                         COMPEN-       SAR'S        RESTRICTED        PAY-
         POSITION             YEAR      SALARY      BONUS     SATION(2)     GRANTED      SHARE UNITS        OUTS
--------------------------- --------- ------------ --------- ------------ ------------- --------------- -------------
Donald Bell                 2003      $45,000
Chairman, CEO,              2002      $50,000      Nil       Nil          Nil           Nil             Nil
Secretary and
Treasurer(1)
--------------------------- --------- ------------ --------- ------------ ------------- --------------- -------------
Michael W. Kinley           2003      Nil          Nil       Nil          Nil           Nil             Nil
President
--------------------------- --------- ------------ --------- ------------ ------------- --------------- -------------
Steve Van Leeuwen           2002
Former CEO & Chairman(2)    2001
                            2000      $120,000     Nil       Nil          100,000       Nil             $178,050
--------------------------- --------- ------------ --------- ------------ ------------- --------------- -------------
Ronald Clayton              2001      $70,000      Nil       Nil          150,000       Nil             $106,500
Former President(3)
--------------------------- --------- ------------ --------- ------------ ------------- --------------- -------------
Kathy Van Leeuwen           2001      $48,000      Nil       Nil          50,000        Nil             $85,750
Former Secretary and
Controller(4)
--------------------------- --------- ------------ --------- ------------ ------------- --------------- -------------

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


================================================== ================================ ================================

                                                        AMOUNT AND NATURE OF                  PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP(1)                OF CLASS(1)
-------------------------------------------------- -------------------------------- --------------------------------

DONALD BELL                                        13,333 COMMON SHARES (POS T                   7.5%
CALGARY, ALBERTA, CANADA                           REVERSE SPLIT)
-------------------------------------------------- -------------------------------- --------------------------------

-------------------------------------------------- -------------------------------- --------------------------------

DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP        13,333 COMMON SHARES (POS T                   7.5%
                                                   REVERSE SPLIT)
================================================== ================================ ================================

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

     Independent Auditors' Report, dated April 14, 2004

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

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES.

         Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and the review of the interim statements. The total fees billed for Kyle L. Tingle for the prior two fiscal years was $Nil for the current fiscal year was $6,000


OTHER.

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

AUTEO MEDIA, INC.
a Nevada corporation

/s/ DONALD BELL
------------------------------
By: Donald Bell, Chairman
and Director

Date: April 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES

/s/ DONALD BELL
-------------------------------------
Donald Bell, Chairman,
Chief Executive Officer and Director

Date: April 29, 2005


/s/ MICHAEL W. KINLEY
-------------------------------------
Michael W. Kinley, President,
and Director

Date: April 29, 2005