Form 10KSB
period 2004-12-31
AUTEO MEDIA INC
filed 2005-05-19
CIK 1093677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

 For the transition period from ______________________ to ______________________

                         Commission file number 0-27229

                             WORLDSTAR ENERGY, CORP.
                 (Name of small business issuer in its charter)


NEVADA                                                      88-0409163
------                                                      ---------------
(State or other jurisdiction of                             (I.R.S.  Employer
incorporation or organization)                              Identification No.)



          4181 NORFOLK AVENUE BURNABY, BRITISH COLUMBIA CANADA V6C 3A6
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (604) 434-5256

         Securities registered under Section 12(b) of the Exchange Act:

                                 Not applicable.

         Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK , WITH A PAR VALUE OF $0.001
                    -----------------------------------------
                                (Title of class)

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

The issuer's revenues for its most recent fiscal year were $nil.

Based on the  closing  sale  price of  $10.05  for our  common  stock on the OTC
Bulletin Board System on April 21, 2005, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $1,779,694.

As of May 3, 2005, 177,084 shares of our common stock, $.001 par value, were outstanding.

Documents incorporated by reference:

         o The proposed acquisition of WorldStar Energy Corp. concerning which the Company filed a Definitive 14C Information Statement on March 18, 2005, with the Securities and Exchange Commission.

         o Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on September 3, 1999)

         o Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on September 3, 1999)



Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]

                                      INDEX


PART 1
       ITEM 1     DESCRIPTION OF BUSINESS                                      5
                  GENERAL                                                      5
                  OUR CURRENT BUSINESS                                         7
                  PLAN OF OPERATION                                            8
                  CASH REQUIREMENTS                                            9
                  PURCHASE OF SIGNIFICANT EQUIPMENT                            9
                  EMPLOYEES                                                    9
                  EVALUATION OF OPPORTUNITIES                                  9
                  ACQUISITION OF OPPORTUNITIES                                10
                  REPORTS TO SECURITY HOLDERS                                 11
       ITEM 2 DESCRIPTION OF PROPERTY                                         12
       ITEM 3 LEGAL PROCEEDINGS                                               12
       ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS            12

PART II
       ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        14
              DIVIDEND POLICY                                                 14
              RECENT SALE OF UNREGISTERED SECURITIES                          14

       ITEM 6 MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION         15
                      GENERAL                                                 L5
                      COMPARISON OF 2004 RESULTS OF OPERATIONS  WITH 2003     15
                      LACK OF REVENUES                                        15
                      EXPENSES                                                15
                      LIQUIDITY AND CAPITAL RESOURCES                         16
                      PLAN OF OPERATION FOR 2005                              16
                      CASH REQUIREMENTS                                       16
                      PRODUCT RESEARCH AND DEVELOPMENT                        16
                      PURCHASE OF SIGNIFICANT EQUIPMENT                       17
                      EMPLOYEES                                               17
                      NEW ACCOUNTING PRONOUNCEMENTS                           17

       ITEM 7 FINANCIAL STATEMENTS AND AUDITORS REPORTS THEREON              F-1

       ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING MATTERS AND FINANCIAL DISCLOSURE             19

       ITEM 8A    CONTROLS AND PROCEDURES                                     20

       ITEM 8B    OTHER INFORMATION                                           20

PART III
       ITEM 9     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
                  ACT                                                         21

       ITEM 10    EXECUTIVE COMPENSATION                                      23

       ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS                  25

       ITEM 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              25

       ITEM 13    EXHIBITS AND REPORTS AND MATERIAL AGREEMENTS                26

       ITEM 14    ACCOUNTANTS                                                 27


SIGNATURES                                                                    28

PART I


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

ITEM 1.  DESCRIPTION OF BUSINESS

All dollar amounts refer to US dollars unless otherwise indicated.

GENERAL

As used in this annual report, the terms "we", "us", "our", and "WorldStar" mean
WorldStar  Energy,   Corp.   (formerly  Auteo  Media,  Inc.),  unless  otherwise
indicated.

WorldStar was incorporated on November 8, 1996 under the laws of the State of Nevada under the name Flintrock Financial Services, Inc. Concurrent with the reverse merger with Tysa Corporation on March 1, 2000 we changed our name to Auteo Media, Inc. effective March 14, 2000. On April 1, 2005 we changed our name to WorldStar Energy, Corp.

We were initially focused on operating as an automotive communications company offering online and point-of-purchase marketing, commerce and customer relationship systems to auto dealerships. We captured revenue from dealerships at multiple stages in the process of marketing new and used vehicles to their buyers. The California and Northwest Dealer Specialties business collected automotive data and digital pictures and printed customized window labels on behalf of car dealerships. The data was sent to multiple automotive internet sites including the dealerships' in some cases. Our Company also created and managed web sites for car dealerships under our Go2Dealer.net trade name and offered lead management services to several dealerships with its ContactAuto.com software. The majority of our revenues came from dealerships paying us for our data collection and window label services. This revenue was collected at the time the service was provided and not dependant upon the sale of the vehicle.

On July 15, 2002, substantially all of the assets relating to our Company's primary operations were purchased by the Trader Publishing Company. Trader
Publishing is the largest automotive classifieds company in the United States and has been acquiring certain companies in the data collection business. In 2000, Trader Publishing purchased Dealer Specialties Intl. and their next largest competitor. Auteo Media was a licensee of Dealer Specialties, Intl. under separate franchise agreements for Washington and California. During the second quarter of 2002 Trader Publishing or their subsidiary company acquired the assets of certain licensee's, demonstrating their intent of competing in the data collection market. We believed these events presented certain risks to our ability to grow and compete effectively in the data collection business as a large, established and well funded company such as Trader Publishing or their subsidiaries would also be competing in our markets. Because of these events, our Board of Directors actively sought negotiations with, and secured an agreement whereby the Trader Publishing Company acquired substantially all our assets related to the data collection business from Auteo Media for $1.5 million less certain hold backs. The remaining operations of our business, which included web site management services for automotive dealerships, cannot operate profitably. Effective July 16, 2002, we stopped or scaled back most operations in order to protect the cash position of our Company acquired from Trader in the asset sale.

On July 15, 2002, we entered into a license agreement with Motorwebs, Inc. to manage the remaining customers for an up-front license fee and other consideration. Motorwebs, Inc. was a new corporation operated by Ronald Clayton, previously the President of the Company. Mr. Clayton resigned from our Company effective July 15, 2002, without dispute, to begin this venture.

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

Effective September 5, 2002, we appointed Donald Bell as our President and Director. Mr. Bell was also appointed our Secretary and Treasurer effective September 10, 2002.

Effective October 24, 2002, we appointed Kyle L.Tingle as our independent accountant to replace Grant Thornton who resigned as our independent accountants on August 19, 2002.

Effective December 2, 2003, we appointed Michael Kinley as a director and President. Mr. Bell, remained a director, and was re-appointed to serve as Chairman and Secretary on December 2, 2003. Effective June 30, 2004, Mr. Bell resigned as an officer and Director of the Company.

Effective January 1, 2004, the Company was considered to be in the development stage.

On January 26, 2005, the Company entered into a share exchange agreement (the "Agreement") with WorldStar Energy Corp ("WEC"), a private British Columbia company, whereby it is proposed that the Company will issue 31,000,000 shares to acquire 100% of WEC's outstanding shares. WEC has an 80% interest in a methanol joint venture project in Indonesia (the "Project"). Its interest is held through its 80% owned subsidiary, PT MubaStar International, the remaining 20% being owned by PT Muba Chemicals, an Indonesian state-owned company.

 The Company filed a Definitive 14C Information Statement on March 18, 2005, with the Securities and Exchange Commission in connection with its proposed issuance of the 31,000,000 shares to acquire WEC, and certain proposed amendments to its Articles of Incorporation increasing its authorized capital to 100,000,000 shares and changing the name of the Company to WorldStar Energy, Corp ("WorldStar"). The transaction has not closed as of the date hereof, and will only close concurrent with the completion of the following requirements:

         1. WEC confirming, to the satisfaction of the Company, sufficient debt and or equity financing to adequately carry out the Project;
         2.    completion of a independent due diligence report on the Project;

         3. receipt of WEC's audited financial statements, together with appropriate undertakings of its compliance with all appropriate regulatory requirements.

Following the closing of the transaction contemplated by the Agreement, the Company will own 100% of the outstanding shares of WEC, but will be accounted for as a reverse merger or re-capitalization.

Effective February 28, 2005, the Company appointed Dohan and Company,  CPA's, P.
A. as our independent auditors to replace Mr. Kyle Tingle who resigned effective the same date.


OUR CURRENT BUSINESS

During the year ended December 31, 2004, the Company did not have an active business and was actively seeking a suitable merger candidate or business opportunity. On January 26, 2005, the Company entered into the Agreement with WEC referred to in the previous paragraph. The following is a summary of the Project contemplated by the transaction with WEC, which will only proceed subject to the closing requirements detailed above. This summary has been extracted from an Information Package document prepared by PT MubaStar International ("MubaStar").

The  Project is to develop a methanol  plant at  Sungaililin  in Musa  Banyuasin
(Muba), South Sumatra, Indonesia with a total capacity of 1,250,000 metric tonnes per year, together with the contruction of a 60 km gas pipeline from the Pulau Gading gas field at JOB Pertamina YPF Jambi Merang working area to the methanol plant, and a 90 km pipeline to transport the product (methanol) from the plant to the loading terminal at Tanjung Kempah. MubaStar has selected Lurgi OEL Gas Chemie GmbH of Frankfurt, Germany to provide a detailed feasibility study supervise the construction ands implementation of the Megamethanol plant Project. Environmental impact assessments and socio-economic studies will be conducted by Sriwijaya University of South Sumatra and the Environmental Impact Management Agency.

Successful implementation of the Project can only occur if WEC and MubaStar are able to arrange for sufficient debt and / or equity financing, and can enter into firm contractual arrangement covering, but not limited to, foreign investment approval, natural gas supply, plant construction, land use and product (methanol) sales. Once all of these components are in place, the Project would still take approximately three years from commencement to completion.

To date, WEC has made the following progress, listed in chronological order:

         1. September 15, 2004 - WEC signed a Memorandum of Understanding ("MOU") with PT Muba Chemicals to form a joint venture company (MubaStar) to undertake the Project;
         2. December 14, 2004 - WEC and Muba Chemical signed a Joint Venture Agreement;
         3.    December  16, 2004 - WEC  received a letter  from Muba  Chemicals confirming land availability for the Project (300 hectares)
         4.    December  16, 2004 - WEC  received a letter  from Muba  Chemicals confirming, subject to appropriate payment, that they are in a position to arrange the supply of 150 MMCFD of natural gas for 15 years for the Project;
         5. January 14, 2005 - WEC and PT Muba Chemical received an approval letter for foreign investment from The Investment Coordinating Board
         6. January 17, 2005 - WEC signed a MOU with Lurgi AG, Germany for the preparation of a detailed feasibility study for the Project;
         7. January 27, 2005 - MubaStar signed a MOU with PT Asiatic Universal Indonesia concerning the development of a Liquid Petroleum Plant to be located near the Project;
         8. February 6, 2005 - MubaStar signed a MOU with Guancai Energy (Hong Kong) Company Limited concerning the off-take (sales) of 1,200,000 MT per year of methanol.

         9. April 6, 2005 - MubaStar signed a MOU with Al Jaber Group Establishment of UAE concerning the transportation of finished methanol to customers in Asia.

While the above milestones represent significant progress by WEC toward the eventual implementation of the Project, all of the above agreements must be converted from MOU status to signed contracts in order for the Project to proceed.


PLAN OF OPERATION

During the year ended December 31, 2004, the Company did not have an active business and was actively seeking a suitable merger candidate or business opportunity. On January 26, 2005, the Company entered into the Agreement with WEC as detailed above.

The Company's plan of operation will now depend upon the timing of the closing of its transaction with WEC, which as stated above, is dependent upon the occurrence of those future events (see General Section) which cannot be assured. Prior to closing, the Company will be working with WEC, legal counsel and its other due diligence advisors to fully evaluate the potential of the Project. This phase should be completed in the third quarter of 2005.

Upon closing of the Agreement, the Project schedule from beginning to completion would appear as follows on a quarterly basis, assuming closing of the Agreement takes place in Q3, 2005:


     ------------------------------- -----------------------------------------------------------------
                QUARTER                                     PROJECT MILESTONE
     ------------------------------- -----------------------------------------------------------------
     Q2 - 2005                       Pre closing due diligence
     ------------------------------- -----------------------------------------------------------------
                                     First financing for due diligence and transaction costs
     ------------------------------- -----------------------------------------------------------------
     Q3 - 2005                       Assessment of due diligence report
     ------------------------------- -----------------------------------------------------------------
                                     WEC arranges project  financing,  likely to be completed through the Company
     ------------------------------- -----------------------------------------------------------------
                                     WEC converts existing MOU's into firm contractual arrangements
     ------------------------------- -----------------------------------------------------------------
                                     Closing and concurrent completion of major equity financing
     ------------------------------- -----------------------------------------------------------------
                                     Commencement of Detailed Feasibility Study by Lurgi AG
     ------------------------------- -----------------------------------------------------------------
     Q4 - 2005                       Pre - engineering design of plant
     ------------------------------- -----------------------------------------------------------------
                                     Engineering   procurement  and  construction  contractor  to  be
                                     decided
     ------------------------------- -----------------------------------------------------------------
                                     Commercial arrangements for utilities to be in place
     ------------------------------- -----------------------------------------------------------------
     Q1 - 2006                       Environmental  impact  studies and  responses to  community  and stakeholder issues / comments
     ------------------------------- -----------------------------------------------------------------
                                     Land acquisition and permitting
     ------------------------------- -----------------------------------------------------------------
     Q2 - 2006                       Site clearing and beginning of construction
     ------------------------------- -----------------------------------------------------------------
                                     Recruitment for operations
     ------------------------------- -----------------------------------------------------------------
                                     Civil site preparation
     ------------------------------- -----------------------------------------------------------------
     Q3 - 2006 to Q2 - 2007          Structural steel piping and major process equipment installation
     ------------------------------- -----------------------------------------------------------------
     Q1 - 2007 to Q1 - 2008          Pipeline,    receiving   station,   terminal   procurement   and
                                     construction
     ------------------------------- -----------------------------------------------------------------
     Q2 - 2007                       All major equipment on site
     ------------------------------- -----------------------------------------------------------------
     Q2 - 2007 to Q4 - 2007          Control system testing
     ------------------------------- -----------------------------------------------------------------
     Q2 - 2008                       First methanol production
     ------------------------------- -----------------------------------------------------------------

As of the date hereof, neither the Company or WEC has completed a financing sufficient to undertake the Project as outlined above.

CASH REQUIREMENTS

We anticipate that we will require approximately $300,000 over the twelve months ending December 31, 2005, for general and administrative expenses and to complete our due diligence on the merits of the Project even if the WEC acquisition fails to close. We will be dependent upon proceeds from the sale of our securities to accommodate this requirement.

Should the transaction concerning the Agreement close, the Company will also have arranged significant additional equity financing as part of the closing requirements.


PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate that we will expend any significant monies on research and development over the next twelve months.


PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intent to purchase any significant equipment through December 31, 2005, other than the possible requirements of the WEC Project. Following closing of that Agreement, should it occur, the Company would require suitable office space and related furniture and equipment. The estimated expenditure would be approximately $50,000.


EMPLOYEES

Over the twelve months ending December 31, 2005, we anticipate an increase in the number of employees, and requisite facilities, only if the WEC transaction closes. Post closing, but still in the pre-construction Project phase, the Company could add as many as 20 staff, comprised of 5 people in Canada and 15 in Indonesia.

EVALUATION OF OPPORTUNITIES

To date in fiscal 2005, the Company has devoted all of its effort toward the evaluation of the WEC project, including analysing (a) the available technical, financial and managerial resources; (b) working capital and other financial requirements; (c) history of operations, if any; (d) prospects for the future;
(e) present and expected competition; (f) the quality and experience of management services which may be available and the depth of that management;(g) specific risk factors not now foreseeable but which may be anticipated as having an impact on our proposed activities; (h) the potential for growth or expansion;
(i) the potential for profit; (j) the perceived public recognition or acceptance of products, services or trades; and (k) name identification.

Management will meet personally with WEC management and its key personnel combination as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained.

This Project will present certain risks, many of which cannot be identified adequately prior to completing our due diligence, and if appropriate, becoming more involved. Our shareholders must, therefore, depend on management to identify and evaluate such risks. This Project is still in the conceptual or development stage (in that it has not generated significant revenues from its principal business activities prior to our participation). Even after our participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Such risks will be assumed by us and, therefore, our shareholders.

The investigation of this business combination and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys and others. If a decision is made not to participate in the Project the costs incurred in the related investigation would not be recoverable.

Furthermore, the failure to consummate the WEC transaction may result in the loss by of the related costs incurred. There is the additional risk that we would then not find a suitable alternative target. Management does not believe that we will generate revenue without finding and completing this acquisition or a transaction with another suitable target company. If no such business opportunity target is found, therefore, no return on an investment in our Company will be realized, and there will not, most likely, be a market for our shares of common stock.


ACQUISITION OF OPPORTUNITIES

In implementing a structure for any particular business acquisition, we will become a party to a merger with another corporation or entity. The proposed WEC acquisition is one such transaction. That Agreement requires us to purchase all of WEC's stock in exchange for 31,000,000 shares of the Company's stock in the form of a reverse takeover and re-capitalization, which required both shareholder approval and a disclosure document. The Company therefore filed a Definitive 14C Information Statement on March 18, 2005, with the Securities and Exchange Commission in connection with its proposed issuance of the 31,000,000 shares to acquire WEC, and certain proposed amendments to its Articles of Incorporation increasing its authorized capital to 100,000,000 shares and changing the name of the Company to WorldStar Energy, Corp ("WorldStar). Once this transaction is complete, our present management and shareholders will not be in control of our Company. In addition, our officers and directors, as part of the terms of the transaction, will remain with the Company but will become part of a larger organization.

The securities issued as part of this re-capitalization will be issued in reliance on exemptions from registration under applicable securities laws. In some circumstances, however, as a negotiated element of the potential transaction, we may agree to register such securities either at the time the transaction is consummated, under certain conditions or at a specified time thereafter. The issuance of substantial additional securities, and their potential sale into any trading market in our shares of common stock which may develop, may have a depressive effect on the market for and the price of our shares of common stock.

As part of our investigation of WEC, our officers and directors will (and have):

(a) meet personally with management and key personnel; (b) visit and inspect material facilities; (c) obtain independent analysis or verification of certain information provided; (d) check references of management and key personnel; and
(e) take other reasonable investigative measures, as our limited financial resources and management expertise allow.

With respect to any mergers or acquisition, management will be expected to focus on the percentage of our company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Given the potential of the Project and the related financing requirements upon closing, management believes it to be appropriate to issue a significant number of shares, and accordingly leaving existing shareholders subject to significant reduction in percentage ownership since WEC would be a company with substantial assets. This acquisition, once effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

During the fiscal year ended December 31, 2004, we reviewed a number of potential business opportunities, which except for the WEC transaction, were determined not suitable to pursue having regard to a number of factors including, among other things, our Company's limited resources.


REPORTS TO SECURITY HOLDERS

Under the securities laws of Nevada, we are not required to deliver an annual report to our shareholders but we intend to send an annual report to our shareholders.

                                     ITEM 2.

DESCRIPTION OF PROPERTY.

Our principal executive office is located at 4181 Norfolk Avenue, Burnaby, British Columbia. We occupy these premises on a proportional cost basis for office rent and administration services and expenses, on a month-to-month basis.


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


                                     ITEM 4.

SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 25, 2002, we filed a Schedule 14A Proxy Statement with the Securities and Exchange Commission in regards to the sale of substantially all of our assets. We held a Special Meeting of our shareholders on July 13, 2002, to vote on two resolutions: the sale of substantially all of the assets of the Company's data collection business and for any other business that may come before the meeting. We had 7,996,481 shares outstanding. The votes registered in person or proxies were 4,960,190 or 62% of the outstanding shares. A quorum was reached and voting on the issues occurred. Item #1 To approve the sale of substantially all of our assets that related directly to the business of creating vehicle window labels, collecting and disseminating unique vehicle description data. Votes for this resolution were 4,268,500 or 86% of the represented shares. Votes against this resolution were 691,690 or 14% of the represented shares. It was therefore approved by the shareholders to sell the assets to Trader Publishing. Item #2 Put forth for shareholder vote to transact such business as may properly come before the Special Meeting and any postponement or adjournment thereof, there were no further items brought forth for vote and the meeting was adjourned.

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

The Company filed a Definitive Information Statement, Schedule 14C Information Statement on February 5, 2004, with the Securities and Exchange Commission in connection with the proposed combination (reverse-split) of the Company's common stock on a 1-for-15 basis. A resolution authorizing the proposed stock combination was consented and approved to in writing by the holders of more than 51 percent of our outstanding common stock. Accordingly, it was not necessary for the Company to call a special meeting of stockholders to consider the proposed stock combination. The effective date for the reverse split was March 4, 2004.

As a subsequent event, the Company filed a Definitive 14C Information Statement on March 18, 2005, with the Securities and Exchange Commission in connection with its proposed issuance of 31,000,000 shares to acquire WEC, a private British Columbia company, and certain proposed amendments to its Articles of Incorporation increasing its authorized capital to 100,000,000 shares and changing the name of the Company to WorldStar Energy, Corp. The transaction has not closed as of the date hereof.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board under the symbol "WSTR"(formerly "AUOM", and "AUTM"). Our common stock began quotation on the OTC Bulletin Board on March 1, 2000. The following quotations reflect the high and low bids for our common stock (before price adjustment for 15 to 1 reverse split in Q1 of 2004) based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of our common stock (obtained from Canada Stockwatch and Yahoo Finance) for the periods indicated below are as follows:


         ------------------------------ -------------- ---------------
                      QUARTER ENDED          HIGH             LOW

         ------------------------------ -------------- ---------------
         March 31, 2003                      n/a              n/a
         ------------------------------ -------------- ---------------
         June 30, 2003                       n/a              n/a
         ------------------------------ -------------- ---------------
         September 30, 2003                 $0.12            $0.05
         ------------------------------ -------------- ---------------
         December 31, 2003                  $0.16            $0.06
         ------------------------------ -------------- ---------------
         March 31, 2004                     $6.75            $5.00
         ------------------------------ -------------- ---------------
         June 30, 2004                      $6.30            $1.65
         ------------------------------ -------------- ---------------
         September 30, 2004                 $6.25            $3.25
         ------------------------------ -------------- ---------------
         December 31, 2004                  $9.00            $5.15
         ------------------------------ -------------- ---------------

Our  shares  of common  stock  are  issued in  registered  form.  Pacific  Stock
Transfer, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89120 (Telephone 702.361.3033, facsimile 702.433.1979) is the registrar and transfer agent for our shares of common stock.

As of December 31, 2004, we had 177,084 shares of common stock outstanding (post reverse split) and approximately 100 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.


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



RECENT SALES OF UNREGISTERED SECURITIES


The Company did not issue any shares during the year ended December 31, 2004.

Pursuant to the closing of the WEC transaction, the Company will be issuing 31,000,000 shares to the shareholders of WEC, a private company incorporated under the laws of British Columbia, Canada. The closing of this proposed transaction has not occurred as of the date hereof, and is subject to the fulfillment of a number of requirements of the share exchange agreement.



                                     ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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



GENERAL

We did not have an operating business during the year ended December 31, 2004. On January 26, 2005, the Company entered into the Agreement with WEC referred to earlier in this document.

RESULTS OF OPERATIONS FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

We incurred a net loss of ($134,382) from operations for the fiscal year ended December 31, 2004 compared to a net loss of ($102,182) for the year ended December 31, 2003. The net loss from continuing operations is due primarily to costs associated with actively seeking an acquisition of a suitable business opportunity. We have generated a cumulative loss since inception of $496,123. Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

During 2004, we did incur costs of $94,786 relating to the investigation of a methanol plant project in Indonesia, the project which is being acquired through the share exchange with WEC. Discussion and analysis related to significant operating activities undertaken during the year is set out below.

LACK OF REVENUES

At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our December 31, 2004, financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

EXPENSES

We anticipate general administrative and operational expenses for the year ended December 31, 2005, to be approximately $300,000. The increase from the previous year relates to the WEC transaction which will have transaction and due diligence costs even if the transaction fails to close. If the transaction closes, the Company will have an additional need for improved office facilities at an estimated immediate cost of $50,000. We will be dependent upon proceeds from the sale of our securities for these near term funding requirements.

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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of December 31, 2004 and December 31, 2003, our cash and cash equivalent balances were $2,100 and $8 respectively. We anticipate that we will require additional financing in order to continue seeking a suitable business opportunity or business combination. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock.

PLAN OF OPERATION FOR THE 12 MONTHS ENDING DECEMBER 31, 2005

We are pursuing the completion of its proposed merger with WEC. The due diligence process, including an international energy consultant and our legal counsel, should be completed in the third quarter. If recommended, closing would then occur, together with the financing required to implement the Project and the commencement of the detailed feasibility study. We estimate that the costs of ongoing administration and the Project due diligence up to closing could total $300,000. This funding has not yet been committed as of the date hereof, although negotiations are in progress.

Should closing occur, operational costs in the fourth quarter would increase as a result of additional employees both in Canada and Indonesia, and the cost of the detailed feasibility study for the Project. The funding for these additional post closing obligations is the responsibility of WEC and a condition precedent of closing the transaction.

CASH REQUIREMENTS

Until additional financing is confirmed, there is substantial doubt about our ability to continue as a going concern due to the losses incurred since inception, our stockholders' deficiency, and lack of revenues.

We anticipate that we will require approximately $300,000 over the twelve months ending December 31, 2005, for general and administrative expenses and to complete our due diligence on the merits of the Project even if the WEC acquisition fails to close. We will be dependent upon proceeds from the sale of our securities to accommodate this requirement.

Should the transaction concerning the Agreement close, WEC, through the Company, will also have arranged significant additional equity financing as part of the closing requirements.


PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate that it will expend any significant monies on research and development over the next twelve months.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intent to purchase any significant equipment through December 31, 2005, other than the possible requirements of the WEC project. Following closing of that Agreement, should it occur, the Company would require suitable office space and related furniture and equipment. The estimated expenditure would be approximately $50,000.


EMPLOYEES

Over the twelve months ending December 31, 2005, we anticipate an increase in the number of employees only if the WEC transaction closes. Post closing, but still in the pre-construction Project phase, we could add as many as 20 staff, comprised of 5 persons in Canada and 15 in Indonesia.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") (revised on December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153") which amends Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions" to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, "Share Based Payment" ("SFAS 123R"). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related implementation guidance by requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) and revises Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") as follows:

Public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value and non-public entities may elect to measure their liabilities to employees incurred in share-based payment transactions at their intrinsic value whereas under SFAS 123, all share-based payment liabilities were measured at their intrinsic value. Non-public entities are required to calculate fair value using an appropriate industry sector index for the expected volatility of its share price if it is not practicable to estimate the expected volatility of the entity's share price.

Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as opposed to accounting for forfeitures as they occur. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification whereas SFAS 123 required that the effects of a modification be measured as the difference between the fair value of the modified award at the date it is granted and the award's value immediately before the modification determined based on the shorter of (1) its remaining initially estimated expected life or (2) the expected life of the modified award.

SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods and Services" ("EITF 96-18"). SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

The adoption of these new pronouncements are not expected to have a material effect on our financial position or results of operations.

                                     ITEM 7.

FINANCIAL STATEMENTS.

Our  financial  statements  are stated in United  States  Dollars  (US$) and are
prepared  in  conformity  with  United  States  Generally  Accepted   Accounting
Principles.




                             WORLDSTAR ENERGY, CORP.
                          (FORMERLY AUTEO MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                           DECEMBER 31, 2004 AND 2003

DONAN AND COMPANY                               7700 North Kendall Drive, 200
CERTIFIED PUBLIC ACCOUNTANTS                    Miami, Florida  33156-7578
       A Professional Association               Telephone: (305) 274-1366
                                                Facsimile  (305) 274-1368
                                                E-Mail     info@uscpa.com
                                                Internet   www.uscpa.com



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
WorldStar Energy Corp. formerly Auteo Media, Inc.
(A Development Stage Company)
Burnaby, British Columbia, CANADA

We have audited the accompanying balance sheet of WorldStar Energy Corp. formerly Auteo Media, Inc. (A Development Stage Company) as of December 31, 2004, and the related statements of operations, cash flows and (deficiency in assets) stockholders' equity for the year ended December 31, 2004, and cumulative from January 1, 2004 (new business start) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WorldStar Energy Corp. formerly Auteo Media, Inc. (A Development Stage Company) as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company, has continued to incur operating losses, has used, rather than provided, cash from operations and has an accumulated deficit of $496,123. These factors, and others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations is subject to its ability to secure additional capital to meet its obligations and to fund operations. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ Dohan and Company, CPA's, P;A;

April 8, 2005
Miami, Florida





[CPA MEMBER LOGO GOES HERE]                     [ACCOUNTING GROUP INTERNATIONAL
                                                 LOGO GOES HERE]

                              [KLT LOGO GOES HERE]
                                 KYLE L. TINGLE
                          PERSONAL FINANCIAL PLANNING
                        BUSINESS SERVICES & TAX PLANNING

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Auteo Media, Inc.

I have audited the accompanying balance sheet of Auteo Media, Inc. as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express and opinion on these financial statements based on my audit.

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

/s/ KYLE L. TINGLE

Kyle L. Tingle, CPA, LLC
Las Vegas, Nevada

May 9, 2004, except for Note 8
and Note 10 as to which the date
is August 25, 2004



P.O. Box 50329 HENDERSON, NEVADA 89016 PHONE: (702) 450-2200 FAX: (702) 436-4218
                       E-MAIL: ktingel@kyletinglecpa.com



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
BALANCE SHEETS
AS AT DECEMBER 31

===========================================================================================================================

                                                                                                      2004            2003
---------------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                                $       2,100  $           8
    Note receivable (Note 3)                                                                            -          50,000
    Note receivable, related party (Note 3)                                                             -          34,821
    Interest receivable (Note 3)                                                                        -           5,303
    Refundable deposits (Note 4)                                                                        -          52,375
                                                                                             -------------  -------------

Total current assets                                                                                 2,100        142,507

DEFERRED ACQUISITION COSTS (Note 5)                                                                 94,786             -
                                                                                             -------------  -------------

TOTAL ASSETS                                                                                 $      96,886  $     142,507
===========================================================================================================================



LIABILITIES AND (DEFICIENCY IN ASSETS) STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                                 $     108,913  $      15,756
    Due to related parties (Note 7)                                                                 44,901         49,297
                                                                                             -------------  -------------

Total current liabilities                                                                          153,814         65,053
                                                                                             -------------  -------------

(DEFICIENCY IN ASSETS ) STOCKHOLDERS' EQUITY
    Capital stock (Note 6)
       Authorized - 100,000,000 common shares
       Issued - 177,084 common share, par value $0.001                                                 177            177
    Additional paid-in capital                                                                     433,809        433,809
    Accumulated other comprehensive income                                                           5,209          5,209
    Deficit                                                                                       (361,741)      (361,741)
    Deficit accumulated during the development stage                                              (134,382)            -
                                                                                             -------------  -------------

Total (deficiency in assets)  stockholders' equity                                                 (56,928)        77,454
                                                                                             -------------  -------------

TOTAL LIABILITIES AND (DEFICIENCY IN ASSETS) STOCKHOLDERS' EQUITY                            $      96,886  $     142,507
===========================================================================================================================



                 The accompanying notes are an integral part of
                          these financial statements.



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

=============================================================================================================================

                                                                                                                  Cumulative
                                                                                                                    from new
                                                                                                              business start
                                                                                                                 (January 1,
                                                                                Year Ended       Year Ended         2004) to
                                                                              December 31,     December 31,     December 31,
                                                                                      2004             2003             2004
-----------------------------------------------------------------------------------------------------------------------------



EXPENSES
    Amortization                                                           $            -   $           701  $            -
    Consulting and management fees (Note 7)                                         25,175           45,000           25,175
    Foreign exchange loss                                                            3,275               -             3,275
    Investor relations                                                                  -             1,752               -
    Office and administration                                                        2,207            1,999            2,207
    Professional fees                                                               42,625           22,332           42,625
    Rent                                                                             7,500           30,000            7,500
    Transfer agent and filing fees                                                   3,385               -             3,385
    Travel and related                                                                  -             4,346               -
    Write-off of refundable deposits (Note 4)                                       52,375               -            52,375
                                                                           ---------------  ---------------  ---------------


LOSS BEFORE OTHER ITEM                                                            (136,542)        (106,130)        (136,542)

OTHER ITEM
    Interest income                                                                  2,160            3,948            2,160
                                                                           ---------------  ---------------  ---------------

LOSS BEFORE INCOME TAXES                                                          (134,382)        (102,182)        (134,382)

PROVISION FOR INCOME TAXES                                                              -                -                -
                                                                           ---------------  ---------------  --------------

NET LOSS                                                                   $      (134,382) $      (102,182) $      (134,382)
=============================================================================================================================

COMPREHENSIVE LOSS
    Net loss                                                               $      (134,382) $      (102,182) $      (134,382)
    Other comprehensive income:
        Foreign currency translation adjustment                                         -             5,209               -
                                                                           ---------------  ---------------  --------------

COMPREHENSIVE LOSS                                                         $      (134,382) $       (96,973) $      (134,382)
=============================================================================================================================

BASIC AND DILUTED NET LOSS PER COMMON SHARE                                $        (0.76)  $        (0.72)
=============================================================================================================================


BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING             177,084          142,376
=============================================================================================================================


                 The accompanying notes are an integral part of
                          these financial statements.



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENTS OF (DEFICIENCY IN ASSETS) STOCKHOLDERS' EQUITY

=============================================================================================================================

                             Common Stock
                     -----------------------------
                                                                                                       Deficit
                                                                     Accumulated                   Accumulated
                             Number                    Additional          Other                    During the
                          of Shares                       Paid-in  Comprehensive                   Development
                            Issued         Amount        Capital         Income        Deficit          Stage          Total
-------------------- -------------- -------------- -------------- -------------- -------------- -------------- --------------

Balance at
  December 31,
    2002                   116,708  $         117  $     394,619  $          -   $    (259,559) $          -   $     135,177
Shares issued for
debt
  settlement at $0.75       26,667             27         19,973             -              -              -          20,000
Shares issued for
debt
  settlement at $0.60        6,667              6          3,994             -              -              -           4,000
Shares issued for
debt
  settlement at $0.45       16,667             17          7,483             -              -              -           7,500
Shares issued for
debt
  settlement at $0.75        5,333              5          3,995             -              -              -           4,000
Shares issued for
debt
  settlement at $0.75        5,000              5          3,745             -              -              -           3,750
Reverse split 15:1,
  fractional shares             42                 -          -              -              -              -              -
Net loss                        -              -              -              -        (102,182)            -        (102,182)
Foreign currency
  translation
  adjustment                    -              -              -           5,209             -              -         5,209
                     -------------  -------------  -------------  -------------  -------------  -------------  -----------

Balance at
  December 31,
  2003                     177,084            177        433,809          5,209       (361,741)            -          77,454

Net loss                        -              -              -              -              -        (134,382)      (134,382)
                     -------------  -------------  -------------  -------------  -------------  -------------  -------------

Balance at
  December 31,
  2004                     177,084  $         177  $     433,809  $       5,209  $    (361,741) $    (134,382) $     (56,928)
============================================================================================================================


                 The accompanying notes are an integral part of
                          these financial statements.



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

=============================================================================================================================

                                                                                                                  Cumulative
                                                                                                                    from new
                                                                                                              business start
                                                                                                                 (January 1,
                                                                                Year Ended       Year Ended         2004) to
                                                                              December 31,     December 31,     December 31,
                                                                                      2004             2003             2004
-------------------------------------------------------------------------- ---------------- ---------------- ----------------



CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                               $      (134,382) $      (102,182) $      (134,382)
    Adjustments  to  reconcile  net  loss to net cash  used in  operating activities:
       Amortization                                                                     -               701               -
       Accrued interest on note receivable                                          (2,160)              -            (2,160)
       Common stock issued for services                                                 -            31,500               -
       Foreign exchange loss                                                         3,275               -             3,275
       Write-off of refundable deposit                                              52,375               -            52,375
       Expenses accrued by related party                                            22,500               -            22,500
    Changes in assets and liabilities:
       Increase in interest receivable                                                  -            (3,948)              -
       Increase in accounts payable and accrued liabilities                         50,017           10,331           50,017
                                                                           ---------------  ---------------  ---------------

    Net cash used in operating activities                                           (8,375)         (63,598)          (8,375)
                                                                           ---------------  ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of securities                                                    -            10,000               -
                                                                           ---------------  ---------------  --------------

    Net cash used in investing activities                                               -            10,000               -
                                                                           ---------------  ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                            -             7,750               -
    Advances from related parties                                                   10,467           45,508           10,467
                                                                           ---------------  ---------------  ---------------

    Net cash provided by financing activities                                       10,467           53,258           10,467
                                                                           ---------------  ---------------  ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     2,092             (340)           2,092

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                             8              348                8
                                                                           ---------------  ---------------  ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $         2,100  $             8  $         2,100
=============================================================================================================================

CASH PAID FOR INCOME TAXES                                                 $            -   $            -   $            -
CASH PAID FOR INTEREST                                                     $            -   $            31  $            -
=============================================================================================================================

SETTLEMENT OF RELATED PARTY DEBT IN EXCHANGE FOR THE ASSIGNMENT OF
    NOTES RECEIVABLE AND RELATED ACCRUED INTEREST RECEIVABLE               $        59,764  $            -   $        59,764
DEFERRED ACQUISITION COSTS INCLUDED IN ACCOUNTS PAYABLE                    $        94,786  $            -   $        94,786
NOTES RECEIVABLE SETTLED FOR ACCOUNTS PAYABLE                              $        29,245  $            -   $        29,245
ACCOUNTS PAYABLE PAID BY RELATED PARTIES                                   $        22,401  $          -     $        22,401
COMMON STOCK ISSUED IN SETTLEMENT OF RELATED PARTY DEBT                    $            -   $        20,000  $            -
COMMON STOCK ISSUED IN SETTLEMENT OF OTHER LIABILITIES                     $            -   $        19,250  $            -
=============================================================================================================================

                 The accompanying notes are an integral part of
                          these financial statements.

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL  STATEMENTS
DECEMBER 31, 2004 and 2003

================================================================================


NOTE 1.      NATURE AND CONTINUANCE OF OPERATIONS

BACKGROUND

WorldStar Energy, Corp. (the "Company") (formerly Auteo Media, Inc.) was incorporated in the State of Nevada on November 8, 1996, and operated as an online and point-of-purchase automotive communications and commerce company and operated under the trade name "Dealer Specialties". On April 1, 2005, the Company changed its name from Auteo Media, Inc. On July 15, 2002, the Company sold assets, including those associated with data collection and labeling through its Dealers Specialties franchise, to Trader Labeling, LLC. Commencing January 1, 2004, the Company was considered to be in the development stage.

ACTIVITIES

The Company's current operating activities are its business development and consulting practices, particularly in mergers and acquisitions, however, the Company has not generated any revenues in the past two fiscal years. The Company is pursuing new business opportunities and has entered into a share exchange agreement (Note 11).

GOING CONCERN

The Company incurred net losses of $134,382 and $102,182 from operations for the years ended December 31, 2004 and 2003, respectively. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs. These facts raise substantial doubt about its ability to continue as a going concern. The Company's director has committed to financing operating costs of the Company as required through debt and/or equity financing.

Management does not believe that it will be able to generate revenues without finding and completing an acquisition of a suitable business opportunity. The ability of the Company to continue as a going concern is dependent on securing funding or from the acquisition of a business opportunity (Note 11). These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At December 31, 2004 and 2003, cash and cash equivalents consisted of cash held at banks and in trust.

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004 and 2003

================================================================================

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED ACQUISITION COSTS

Costs, such as legal, accounting, due diligence, sponsorship and filing fees, relating to potential business acquisitions are deferred and applied towards the cost of the acquisition when completed. Such costs are expensed if the potential acquisition is no longer considered viable by management.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets to be held and used by the Company are continually reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. For the years presented, the only long-lived assets reported on the Company's balance sheet are deferred acquisition costs.

INCOME TAXES

The Company follows the asset and liability method of accounting for income taxes. Under this method, current income taxes are recognized for the estimated income taxes payable for the current period. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as the benefit of losses available to be carried forward to future years for tax purposes.

Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is not more likely than not that such future tax assets will be realized.

FOREIGN CURRENCY

Effective January 1, 2004, the Company adopted the United States dollar as its functional currency. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities denominated in a foreign currency are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains or losses arising on translation of foreign currency items are included in the statement of operations.

NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents. For the years presented, the Company had no potentially dilutive instruments.

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development  Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004 and 2003

================================================================================

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") (revised on December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153") which amends Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions" to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, "Share Based Payment" ("SFAS 123R"). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance by requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) and revises Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") as follows:
i) Public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value and nonpublic entities may elect to measure their liabilities to employees incurred in share-based payment transactions at their intrinsic value whereas under SFAS 123, all share-based payment liabilities were measured at their intrinsic value.
ii) Nonpublic entities are required to calculate fair value using an appropriate industry sector index for the expected volatility of its share price if it is not practicable to estimate the expected volatility of the entity's share price.
iii) Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as opposed to accounting for forfeitures as they occur.
iv) Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification whereas SFAS 123 required that the effects of a modification be measured as the difference between the fair value of the modified award at the date it is granted and the award's value immediately before the modification determined based on the shorter of
         (1) its remaining initially estimated expected life or (2) the expected life of the modified award.

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004 and 2003

================================================================================

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods and Services" SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 3.      NOTES RECEIVABLE


Notes receivable consists of the following:
                                                                            2004                 2003
                                                                ----------------       --------------
              Note receivable, secured by real estate, 5%
              interest, due on demand from a director,
              initially at $45,000 Canadian                     $             -        $       34,821

              Note receivable, unsecured, 5% interest,
              due on demand                                                   -        $       50,000
                                                                ----------------       --------------

              Total notes receivable, secured and unsecured     $             -        $      $84,821
                                                                ================       ==============


 On June 1, 2004, the counter party of the unsecured note receivable, who is a consultant to the Company and a director of WorldStar Energy Corp. (Note 11), assumed the secured note receivable. On June 15, 2004, this counter party, who at that date was responsible for the total amount of notes receivable outstanding including related interest, assumed an amount of $59,764 owing to a former director of the Company pursuant to an assignment agreement. Immediately thereafter, this counter party settled notes receivable, including related interest, of $59,764 in exchange for the $59,764 previously owed to a former director of the Company. The remaining notes receivable balance was exchanged for certain expenses paid by the counter party on behalf of the Company, included in accounts payable, in the amount of $29,245.


NOTE 4.      REFUNDABLE DEPOSITS

The Company had deposited funds with an advisory group in contemplation of a business acquisition. The monies were refundable until such time that the group sourced a completed merger transaction. The Company subsequently entered into a separate transaction (Note 11), and has written-off this balance.

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004 and 2003

================================================================================

NOTE 5.      DEFERRED ACQUISITION COSTS

During the year ended December 31, 2004, the Company incurred costs in connection with the investigation of a methanol development project in Indonesia. Those costs included fees paid to a consulting engineer, together with fees accrued to a third party consultant for preliminary project planning services. These expenditures relate directly to the share exchange transaction (Note 11), and therefore, the Company has deferred these costs as of December 31, 2004, and will record them as part of the cost of that transaction upon closing. If the transaction is not completed, these costs will be written-off to operations.

NOTE 6.      CAPITAL STOCK

The authorized common stock of the Company consists of 100,000,000 shares (previously 25,000,000 shares) with a par value of $0.001, following the approval by shareholders of an Amendment to the Company's Articles of Incorporation effective April 1, 2005.

On March 4, 2004, the State of Nevada approved the Company's plan of a reverse split of its common stock whereby one share was issued for each fifteen shares of the outstanding shares. At that date, the number of common shares outstanding decreased from 2,655,612 to 177,084. All share and per share amounts have been restated to reflect the stock split and the increase in the Company's authorized capital referred to above.

NOTE 7.    RELATED PARTY TRANSACTIONS

For the year ended December 31, 2004, the Company paid or accrued  $22,500 (2003
- $Nil) in management fees to a director. Amounts due to related parties are owed to a director, are unsecured and have no specific terms of repayment.

The former officer and director of the Company was compensated $2,675 (2003 - $45,000) for consulting and management fees and $7,500 (2003 - $30,000) for rent relating to office space for the Company. The agreement was terminated in December 2003.

A relative of the former officer and director had advanced funds to cover operating expenses of the Company. Funds advanced as of December 31, 2003, were $39,261. All amounts owing to the Company's former related parties were settled during the year ended December 31, 2004 (Note 3).

NOTE 8.      INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory federal rate is approximately as follows for the years ended December 31:

                                                                            2004                 2003
                                                              ------------------    -----------------
              Expected tax benefit at statutory rate          $        (45,700)     $        (35,000)
              Unrecognized benefit of operating
                 loss carry-forwards                                    45,700      $          35,000
                                                              ------------------    -----------------

                                                              $               -     $               -
                                                              ==================    =================

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004 and 2003

================================================================================

NOTE 8.      INCOME TAXES (CONTINUED)

The components of deferred tax assets and liabilities are approximately as follows at December 31:


                                                                            2004                 2003
                                                              ------------------    -----------------
     Deferred tax asset:
              Income tax benefit
                 of operating loss carry-forwards             $         102,000     $          95,733
              Equipment                                                       -                 (160)
      Valuation allowance                                              (102,000)    $        (95,573)
                                                              ------------------    -----------------

      Net deferred tax asset                                  $               -     $               -
                                                              ==================    =================


At December 31, 2004, the Company had a net operating loss carry forward of approximately $300,000. This loss may be carried forward to offset federal income taxes in various future years through year 2024. During the year, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

NOTE 9.      SEGMENT INFORMATION

The Company operates in one reportable segment, being the identification of suitable business opportunities. The Company entered into an agreement on January 26, 2005, (Note 11) to merge with a company operating in the resource sector in Indonesia.

NOTE 10.     FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, notes receivable, interest receivable, refundable deposits, accounts payable and accrued liabilities and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

NOTE 11.     SUBSEQUENT EVENT

On January 26, 2005, the Company entered into a share exchange agreement to acquire 100% of the outstanding shares of WorldStar Energy Corp. ("WorldStar"), a private Canadian company, in exchange for the issuance 31,000,000 common shares of the Company.

WorldStar's 80%-owned subsidiary, PT MubaStar International ("MubaStar"), is an Indonesian company which intends to develop an energy (methanol) joint venture project in Indonesia. The share exchange agreement provides that WorldStar arrange for, among other things, the required construction and other project financing.

The business combination is subject to the Company, at its option, completing a feasibility study, obtaining construction and other financing for the project to be arranged by WorldStar, and will require shareholder approval to increase the authorized

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004 and 2003

================================================================================

NOTE 11.     SUBSEQUENT EVENT (CONTINUED)


capital stock of the Company to 100,000,000 shares and to change the name of the Company to a name related to the Company's business operations. The business combination may also be subject to the approval of the members of the joint venture, pursuant to the terms and conditions of the joint venture agreements.

The transaction, upon closing, will result in a change of control of the Company and will be treated as a recapitalization.

                                     ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 28, 2005, the Board of Directors of the Company approved the appointment of Dohan and Company, CPA's, P.A. ("Dohan") of Miami, Florida, as our new independent auditors effective that date, and the termination of Kyle L. Tingle, CPA, LLC ("Tinlgle") as the principal accountant engaged to audit the Company's financial statements. The change in the Company's certifying accountant was due to the Company requiring a United States registered accountant needed to audit our financial statements. During the year ended December 31, 2002, and from the date of appointment of Tingle as the Company's independent accountant on October 24, 2002, and through the date of this report,
(i) there were no "reportable events," as defined in Item 304(a)(1)(v) of Regulation S-K, and (ii) we did not, and nobody on our behalf has, consulted Dohan regarding any of the accounting and auditing matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.
The report of Tingle on our financial statements for the year ended December 31, 2003, did not contain an adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the report contained an explanatory paragraph regarding our ability to continue as a going concern. The change of Tingle was effective as of February 28, 2005, and was approved by our director, and was not due to any disagreement between us and Tingle.
During the year ended December 31, 2002, and from the date of appointment of Tingle as the Company's independent accountant on October 24, 2002, and the subsequent interim periods preceding Tingle's dismissal, there were no disagreements with Tingle on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Tingle's, would have caused Tingle to make reference to the subject matter of the disagreement in connection with its report. We have authorized Tingle to respond fully to any subject matter with respect to our financial statements. We have not been advised by Tingle of any of the following:

a) lack of internal controls necessary for us to develop reliable financial statements;
b) any information that has come to the attention of our independent accountants that has lead them to no longer rely on management's representations or that has made them unwilling to be associated with the financial statements prepared by management;
c) any need to expand significantly the scope of their audit or information that has come to their attention during the fiscal years prior to and preceding the change in independent accountants that, if further investigated, would:
(i) materially impact the fairness or reliability of the previously issued independent accountants' report or the financial statements issued or covering such period; or (ii) cause Tingle to become unwilling to rely on management's representations or that has made them unwilling to be associated with our financial statements, or due to the dismissal of Tingle or any other reason, Tingle did not so expand the scope of the audit or conduct such further investigation; or
d) any information that has come to the attention of Tingle that has lead them to conclude that such information materially impacts the fairness or reliability of the audit reports or the financial statements issued covering the two fiscal years prior to and preceding the change in the independent accountants (including information that, unless resolved, to the satisfaction of such independent accountant, would prevent it from rendering an unqualified audit report on those financial statements ) and due to the dismissal of Tingle or any other reason, any issue has not been resolved to such independent accountants satisfaction prior to the dismissal of Tingle.

                                    ITEM 8A.

CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure

EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our president and treasurer have determined that the Company's current disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the fiscal year ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

CHANGE OF AUDITORS



                                    ITEM 8B.

OTHER INFORMATION

None

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

As at April 11, 2005 our directors and executive officers, their ages, positions held, and duration of such, are as follows:
---------------------- -------------------------- ---------- -------------------
             NAME             POSITION HELD           AGE       DATE APPOINTED
---------------------- -------------------------- ---------- -------------------

---------------------- -------------------------- ---------- -------------------
Michael W. Kinley      President and Director          54       December, 2003
---------------------- -------------------------- ---------- -------------------


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


DONALD BELL, FORMER PRESIDENT, CHAIRMAN, CHIEF EXECUTIVE OFFICER AND DIRECTOR

On September 5, 2002, Mr. Donald Bell was appointed as Director and President and on September 10, 2002, was appointed Secretary, Treasurer and sole Director of the Company. Mr. Bell resigned as President on December 2, 2003, upon the appointment of Michael Kinley as President and Director. Mr. Bell has worked within the investment community for the past 15 years, including positions as an investment adviser with Pacific International Securities Inc. of Vancouver BC, and as the Vice President of corporate finance and business development for a publicly traded mining and resource company. Over the past five years, Mr. Bell has been self-employed.

MICHAEL W.  KINLEY, PRESIDENT AND DIRECTOR

Mr. Kinley is currently the President of Winslow Associates Management & Communications Inc., a private business management and investor communications firm, a position he has held since March 1993. He is also the President of Abstract Enterprises Corp., a company formerly listed on the TSX Venture Exchange. In addition, Mr. Kinley is a director of Noise Media Inc., a company also listed on the TSX Venture Exchange, and was Noise Media Inc.'s President
from January, 2000 to March, 2001. He was previously a partner with KPMG Chartered Accountants. Mr. Kinley has also served as a director and officer of certain other public companies, namely StonePoint Group Limited, Indico Technologies Ltd. and Noise Media Inc.

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


---------------------------------------------------------------------------------- --------------------------------------------
                               Annual Compensation                                           Long Term Compensation
---------------------------------------------------------------------------------- --------------------------------------------
      Name and             Year          Salary          Bonus                     Securities
      Position                                                                     under option    Restricted
                                                                    Other Annual      / SARS        shares or       LTIP /
                                                                    Compensation      Granted         Units         Payouts
---------------------- -------------- -------------- -------------- -------------- -------------- -------------- --------------
Michael Kinley             2004             $22,500            Nil            Nil            Nil            Nil            Nil
President and
Director
---------------------- -------------- -------------- -------------- -------------- -------------- -------------- --------------
                           2003                 Nil            Nil            Nil            Nil            Nil            Nil
---------------------- -------------- -------------- -------------- -------------- -------------- -------------- --------------
Donald Bell,               2004              $7,500            Nil            Nil            Nil            Nil            Nil
Former      Chairman,
CEO, Secretary (1)
---------------------- -------------- -------------- -------------- -------------- -------------- -------------- --------------
                           2003             $45,000            Nil            Nil            Nil            Nil            Nil
---------------------- -------------- -------------- -------------- -------------- -------------- -------------- --------------
                           2002             $50,000            Nil            Nil            Nil            Nil            Nil
---------------------- -------------- -------------- -------------- -------------- -------------- -------------- --------------
Steve  Van   Leeuwen,      2002                 Nil            Nil            Nil            Nil            Nil            Nil
Former     CEO    and
Chairman (2)
---------------------- -------------- -------------- -------------- -------------- -------------- -------------- --------------
Ronald Clayton
Former President (3)       2002                 Nil            Nil            Nil            Nil            Nil            Nil
---------------------- -------------- -------------- -------------- -------------- -------------- -------------- --------------
Kathy Van Leeuwen
Former Secretary (4)       2002                 Nil            Nil            Nil            Nil            Nil            Nil
---------------------- -------------- -------------- -------------- -------------- -------------- -------------- --------------


(1) Mr. Bell was appointed our President, Chief Executive Officer and director on September 5, 2002. Mr. Bell was also appointed our Secretary and Treasurer on September 10, 2002. Mr. Bell resigned as President on December 2, 2003. Mr.Michael Kinley was appointed President and Director on December 2, 2003.

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

EMPLOYMENT/CONSULTING AGREEMENTS

Mr. Don Bell, director, leases office space to the Company on a month-to-month lease of $2,500 per month. On September 10, 2002, Mr. Bell entered a management agreement with the Company agreeing to director compensation of up to $10,000 per month ($3,750 per month actually paid or accrued)for his expertise and management of the Company, and $2,500 in rent reimbursement relating to office space for the Company. The agreement was terminated in December, 2003.

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

STOCK OPTIONS/SAR GRANTS

There were no grants of stock options or stock appreciation rights made during the fiscal year ended December 31, 2004, to our named executive officers.

There were no aggregated option/SAR exercises in the year ended December 31, 2004.

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


DIRECTORS COMPENSATION

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2004.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended December 31, 2004. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

                                    ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth, as of February 24, 2005 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

-------------------------------- ------------------------ ----------------------
          NAME AND ADDRESS OF      AMOUNT AND NATURE OF     PERCENTAGE OF CLASS
            BENEFICIAL OWNER       BENEFICIAL OWNERSHIP
-------------------------------- ------------------------ ----------------------
Cede & Co                         149,135 common shares           84.22 %
-------------------------------- ------------------------ ----------------------

(1) Based on 177,084 shares of common stock issued and outstanding as of April 1, 2005.

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

         Incorporated by reference

EXHIBITS  REQUIRED BY ITEM 601 OF REGULATION S-B EXHIBIT NUMBER AND  DESCRIPTION
(3) ARTICLES OF INCORPORATION/BYLAWS

         3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on September 3, 1999)

         3.2 Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on September 3, 1999)

         31 and 32 Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002


MATERIAL CONTRACTS

         Share Exchange Agreement incorporated by reference

                                    ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees consist of fees billed or accrued for professional services rendered for the audit of the Company's consolidated financial statements and the review of the interim statements. The total fees billed by Kyle L. Tingle, CPA was $6,000 for 2003 and for Dohan and Company, CPA's, P.A. $10,000 for 2004.




OTHER.

There were no audit related services and no fees billed for professional services for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2003 and December 31, 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



WORLDSTAR ENERGY, CORP.
a Nevada corporation


/s/ MICHAEL KINLEY
------------------
By: Michael Kinley
President and Director
Date:    May 17, 2005



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES

/s/ MICHAEL KINLEY

Michael Kinley, President and Director

Date: May 17, 2005