Form 10QSB
period 2005-03-31
WORLDSTAR ENERGY, CORP.
filed 2005-06-02
CIK 1093677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2005


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


  For the transition period from ____________________   to______________________


                         Commission file number 0-27229
                                                _______

                             WORLDSTAR ENERGY, CORP.
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


                             65 - 468 SEYMOUR STREET
                   VANCOUVER, BRITISH COLUMBIA, CANADA V6B 3H1
                   ___________________________________________
                    (Address of principal executive offices)


                                 (604) 434-5256
                           ___________________________
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Based on the closing sale price of $12.00 for our common stock on the OTC Bulletin Board System on May 19, 2005, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $2,125,008. As of May 19, 2005, 177,084 shares of our common stock, $.001 par value, were outstanding.

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

                             WORLDSTAR ENERGY, CORP.
                          (FORMERLY AUTEO MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                         UNAUDITED FINANCIAL STATEMENTS


                             MARCH 31, 2005 AND 2004



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
BALANCE SHEETS

=============================================================================================
                                                                 March 31,       December 31,
                                                                      2005               2004
                                                               (Unaudited)          (Audited)
_____________________________________________________________________________________________

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                   $       -         $    2,100
                                                                _________         __________

Total current assets                                                    -              2,100

DEFERRED ACQUISITION COSTS (Note 5)                                94,786             94,786
                                                                _________         __________

TOTAL ASSETS                                                    $  94,786         $   96,886
============================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                    $ 113,021         $  108,913
    Due to related parties (Note 7)                                67,381             44,901
                                                                _________         __________

Total current liabilities                                         180,402            153,814
                                                                _________         __________

DEFICIENCY IN ASSETS
    Capital stock (Note 6)
       Authorized - 100,000,000 common shares
       Issued - 177,084  common shares, par value $0.001              177                177
    Additional paid-in capital                                    433,809            433,809
    Accumulated other comprehensive income                          5,209              5,209
    Deficit                                                      (361,741)          (361,741)
    Deficit accumulated during the development stage             (163,070)          (134,382)
                                                                _________         __________

Total deficiency in assets                                        (85,616)           (56,928)
                                                                _________         __________

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                      $  94,786         $   96,886
============================================================================================


The accompanying notes are an integral part of these financial statements.




WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

=======================================================================================================
                                                                                             Cumulative
                                                                                               from new
                                                     Three-month      Three-month        business start
                                                    Period Ended     Period Ended           (January 1,
                                                       March 31,        March 31,              2004) to
                                                            2005             2004       March  31, 2005
_______________________________________________________________________________________________________

EXPENSES
    Consulting and management fees (Note 7)           $ 15,000         $      -           $  40,175
    Foreign exchange loss                                    -                -               3,275
    Investor communications                              1,682                -               1,682
    Office and administration                                -            2,093               2,207
    Professional fees                                   10,000                -              52,625
    Rent                                                     -            7,500               7,500
    Transfer agent and filing fees                       2,006                -               5,391
    Write-off of refundable deposits (Note 4)                -                -              52,375
                                                      ________         ________           _________

LOSS BEFORE INTEREST INCOME                            (28,688)          (9,593)           (165,230)

Interest income                                              -              980               2,160
                                                      ________         ________           _________

LOSS BEFORE INCOME TAXES                               (28,688)          (8,613)           (163,070)
PROVISION FOR INCOME TAXES                                   -                -                   -
                                                      ________         ________           _________

NET LOSS                                              $(28,688)        $ (8,613)          $(163,070)
===================================================================================================

BASIC AND DILUTED NET LOSS PER COMMON SHARE           $  (0.16)        $  (0.05)
===================================================================================================


BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES OUTSTANDING                       177,084          177,084
===================================================================================================


The accompanying notes are an integral part of these financial statements.




WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENTS OF (DEFICIENCY IN ASSETS) STOCKHOLDERS' EQUITY
(Unaudited)

=========================================================================================================================
                            Common Stock
                        ____________________
                                                                                                    Deficit
                                                                  Accumulated                   Accumulated
                           Number                Additional             Other                    During the
                        of Shares                   Paid-in     Comprehensive                   Development
                           Issued     Amount        Capital            Income      Deficit            Stage       Total
_________________________________________________________________________________________________________________________

Balance at
  December 31, 2002      116,708      $  117      $394,619         $     -        $(259,559)     $       -      $ 135,177
Shares issued for
  debt settlement
  at $0.75                26,667          27        19,973               -                -              -         20,000
Shares issued for
  debt settlement
  at $0.60                 6,667           6         3,994               -                -              -          4,000
Shares issued for
  debt settlement
  at $0.45                16,667          17         7,483               -                -              -          7,500
Shares issued for
  debt settlement
  at $0.75                 5,333           5         3,995               -                -              -          4,000
Shares issued for
  debt settlement
  at $0.75                 5,000           5         3,745               -                -              -          3,750
Reverse split 15:1,
  fractional shares           42           -             -               -                -              -              -
Net loss                       -           -             -               -         (102,182)             -       (102,182)
Foreign currency
  translation
  adjustment                   -           -             -           5,209                -              -          5,209
                         ________________________________________________________________________________________________

Balance at
  December 31, 2003      177,084         177       433,809           5,209         (361,741)             -         77,454

Net loss                       -           -             -               -                -       (134,382)      (134,382)
                         ________________________________________________________________________________________________

Balance at
  December 31, 2004      177,084         177       433,809           5,209         (361,741)      (134,382)       (56,928)

Net loss                       -           -             -               -                -        (28,688)       (28,688)
                         ________________________________________________________________________________________________

Balance at
  March 31, 2005         177,084      $  177      $433,809         $ 5,209        $(361,741)     $(163,070)     $ (85,616)
=========================================================================================================================


The accompanying notes are an integral part of these financial statements.





WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

===============================================================================================================================
                                                                                                                     Cumulative
                                                                                                                       from new
                                                                                Three-month      Three-month     business start
                                                                               Period Ended     Period Ended        (January 1,
                                                                                  March 31,        March 31,           2004) to
                                                                                       2005             2004     March 31, 2005
_______________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                      $ (28,688)       $  (8,613)       $ (163,070)
    Adjustments to reconcile net loss to cash used in operating activities:
       Accrued interest on note receivable                                                -             (987)           (2,160)
       Foreign exchange loss                                                              -                -             3,275
       Write-off of refundable deposit                                                    -                -            52,375
       Expenses accrued by related party                                             16,682                -            39,182
    Changes in assets and liabilities:
       Increase (decrease) in accounts payable and accrued liabilities                9,906             (611)           59,923
                                                                               ________________________________________________

    Net cash used in operating activities                                            (2,100)         (10,211)          (10,475)
                                                                               ________________________________________________


CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from related parties                                                         -           10,467            10,467
                                                                               ________________________________________________

    Net cash provided by financing activities                                             -           10,467            10,467
                                                                               ________________________________________________

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (2,100)             256                (8)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         2,100               8                 8
                                                                               ________________________________________________

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $       -      $       264        $        -
===============================================================================================================================

CASH PAID FOR INCOME TAXES                                                        $       -      $         -        $        -
CASH PAID FOR INTEREST                                                            $       -      $         7        $        -
===============================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
SETTLEMENT OF RELATED PARTY DEBT IN EXCHANGE FOR THE ASSIGNMENT OF
    NOTES RECEIVABLE AND RELATED ACCRUED INTEREST RECEIVABLE                      $       -      $         -        $   59,764
DEFERRED ACQUISITION COSTS INCLUDED IN ACCOUNTS PAYABLE                           $       -      $         -        $   94,786
NOTES RECEIVABLE SETTLED FOR ACCOUNTS PAYABLE                                     $       -      $         -        $   29,245
ACCOUNTS PAYABLE PAID BY RELATED PARTIES                                          $   5,798      $         -        $   28,199
===============================================================================================================================


The accompanying notes are an integral part of these financial statements.



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE  FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

================================================================================


NOTE 1.      NATURE AND CONTINUANCE OF OPERATIONS

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with WorldStar Energy, Corp.'s (the "Company") audited financial statements and notes thereto for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-KSB, filed May 19, 2005, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

GOING CONCERN

The Company incurred net losses of $28,688 and $8,613 for the three-month periods ended March 31, 2005 and 2004, respectively. Currently, the Company does not have significant cash or other material assets, nor does it have a source of revenue sufficient to cover its operating costs. These facts raise substantial doubt about its ability to continue as a going concern. The Company's director has committed to financing operating costs of the Company as required through debt and/or equity financing.

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

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE  FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

================================================================================


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

CASH AND CASH EQUIVALENTS

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At March 31, 2005 and December 31, 2004, cash and cash equivalents consisted of cash held at banks and in trust.

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

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE  FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

================================================================================


NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents. For the periods presented, the Company had no potentially dilutive instruments.

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

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE  FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

================================================================================


NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

ii)  transactions   at  their  intrinsic  value  whereas  under  SFAS  123,  all share-based payment liabilities were measured at their intrinsic value.

iii) Nonpublic entities are required to calculate fair value using an appropriate industry sector index for the expected volatility of its share price if it is not practicable to estimate the expected volatility of the entity's share price.

iv) Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as opposed to accounting for forfeitures as they occur.

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

The adoption of these new pronouncements, with the exception of SFAS 123R, are not expected to have a material effect on the Company's financial position or results of operations.

NOTE 3.      NOTES RECEIVABLE

On June 1, 2004, the counter party of a $50,000 unsecured note receivable, who is a consultant to the Company and a director of WorldStar Energy Corp. (Note
11), assumed $34,821 of the secured note receivable. On June 15, 2004, this counter party, who at that date was responsible for the total amount of notes receivable outstanding including related interest, assumed an amount of $59,764 owing to a former director of the Company pursuant to an assignment agreement. Immediately thereafter, this counter party settled notes receivable, including related interest, of $59,764 in exchange for the $59,764 previously owed to a former director of the Company. The remaining notes receivable balance was exchanged for certain expenses paid by the counter party on behalf of the Company, included in accounts payable, in the amount of $29,245.

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE  FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

================================================================================


NOTE 4.      REFUNDABLE DEPOSITS

The Company had deposited funds with an advisory group in contemplation of a business acquisition. The monies were refundable until such time that the group sourced a completed merger transaction. The Company subsequently entered into a separate transaction (Note 11), and had written off this balance as of December 31, 2004.

NOTE 5.      DEFERRED ACQUISITION COSTS

During the year ended December 31, 2004, the Company incurred costs in connection with the investigation of a methanol development project in Indonesia. Those costs included fees paid to a consulting engineer, together with fees accrued to a third party consultant for preliminary project planning services. These expenditures relate directly to the share exchange transaction (Note 11), and therefore, the Company has deferred these costs as of March 31, 2005, and will record them as part of the cost of that transaction upon closing. If the transaction is not completed, these costs will be written-off to operations.

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

NOTE 7.    RELATED PARTY TRANSACTIONS

For the three month period ended March 31, 2005 , the Company paid or accrued $15,000 (2004 - $Nil) in management fees and $1,682 (2004 - $Nil) in investor communication expenses to a director. Amounts due to related parties are owed to a director, are unsecured and have no specific terms of repayment.

A former officer and director of the Company was paid or accrued $Nil (2004 - $7,500) for rent relating to office space for the Company.

A relative of the former officer and director had advanced funds to cover operating expenses of the Company. All amounts owing to the Company's former related parties were settled during the year ended December 31, 2004 (Note 3).

NOTE 8.      INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory federal rate is approximately as follows for the periods ended March 31, 2005 and 2004:

                                                             2005       2004
                                                           ________   ________

              Expected tax benefit at statutory rate       $(9,800)   $(2,950)
              Unrecognized benefit of operating
                 loss carry-forwards                         9,800    $ 2,950
                                                           __________________
                                                           $     -    $     -
                                                           =======    =======

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2005 and 2004

================================================================================


NOTE 8.      INCOME TAXES (CONTINUED)

The components of deferred tax assets and liabilities are approximately as follows:

                                                      March 31,     December 31,
                                                           2005             2004
                                                      _________     ____________
     Deferred tax asset:
              Income tax benefit
                 of operating loss carry-forwards     $ 112,000      $ 102,000
      Valuation allowance                              (112,000)     $(102,000)
                                                      _________      _________

      Net deferred tax asset                          $       -      $       -
                                                      =========      =========


At March 31, 2005, the Company had a net operating loss carry forward of approximately $330,000. This loss may be carried forward to offset federal income taxes in various future years through year 2025. During the year ended December 31, 2003, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

NOTE 9.      SEGMENT INFORMATION

The Company operates in one reportable segment, being the identification of suitable business opportunities. The Company entered into an agreement on January 26, 2005 (Note 11) to merge with a company operating in the resource sector in Indonesia.

NOTE 10.     FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

NOTE 11.     PROPOSED ACQUISITION

On January 26, 2005, the Company entered into a share exchange agreement to acquire 100% of the outstanding shares of WorldStar Energy Corp. ("WEC"), a private Canadian company, in exchange for the issuance of 31,000,000 common shares of the Company.

WorldStar's 80% owned subsidiary, PT MubaStar International ("MubaStar"), is an Indonesian company which intends to develop an energy (methanol) joint venture project in Indonesia. The share exchange agreement provides that WEC arrange

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE  FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

================================================================================


NOTE 11.     PROPOSED ACQUISITION (CONTINUED)

for, among other things, the required construction and other project financing. The Company's Amended Articles of Incorporation authorizing the change of its name to WorldStar Energy, Corp. and the increase in its authorized share capital to

100,000,000 shares have been filed with the appropriate regulatory authorities. These changes reflect the Company's plans to enter in to the energy business in connection with the share exchange.

The closing of the acquisition transaction contemplated by the agreement, and the issuance of the Company's shares in connection therewith, remains subject to the completion of a number of requirements of the agreement, including but not limited to a) satisfactory confirmation by WEC that financing for its methanol joint venture project in Indonesia has been arranged, b) completion of an independent due diligence report on the project by WEC with recommendations therein satisfactory to the Company, and c) receipt of WEC's audited financial statements and appropriate confirmation of its compliance with all applicable regulatory requirements in connection with the acquisition. The business combination may also be subject to the approval of the members of the joint venture, pursuant to the terms and conditions of the joint venture agreements.

The transaction, upon closing, will result in a change of control of the Company and will be treated as a recapitalization.

ITEM 2.   PLAN OF OPERATION.

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

WorldStar was incorporated on November 8, 1996, under the laws of the State of Nevada under the name Flintrock Financial Services, Inc. Concurrent with the reverse merger with Tysa Corporation on March 1, 2000 we changed our name to Auteo Media, Inc. effective March 14, 2000. On April 1, 2005 we changed our name to WorldStar Energy, Corp.

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

OUR CURRENT BUSINESS

During the quarter ended March 31, 2005, the Company did not have an active business and was actively seeking a suitable merger candidate or business opportunity. On January 26, 2005, the Company entered into the Agreement with WEC referred to in the previous paragraph. The following is a summary of the Project contemplated by the transaction with WEC, which will only proceed subject to the closing requirements detailed above. This summary has been extracted from an Information Package document prepared by PT MubaStar International ("MubaStar").

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

PLAN OF OPERATION

During the quarter ended March 31, 2005, the Company did not have an active business and was actively seeking a suitable merger candidate or business opportunity. On January 26, 2005, the Company entered into the Agreement with WEC as detailed above.

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

Upon closing of the Agreement, the Project schedule from beginning to completion would appear as follows on a quarterly basis, assuming closing of the Agreement takes place in Q3, 2005:

________________________________________________________________________________

           QUARTER                            PROJECT MILESTONE
________________________________________________________________________________

Q2 - 2005                    Pre closing due diligence
________________________________________________________________________________
                             First financing for due diligence and transaction
                             costs
________________________________________________________________________________
Q3 - 2005                    Assessment of due diligence report
________________________________________________________________________________
                             WEC arranges project financing, likely to be
                             completed through the Company
________________________________________________________________________________
                             WEC converts existing MOU's into firm contractual
                             arrangements
________________________________________________________________________________
                             Closing and concurrent completion of major equity
                             financing
________________________________________________________________________________
                             Commencement of Detailed Feasibility Study by Lurgi
                             AG
________________________________________________________________________________
Q4 - 2005                    Pre-engineering design of plant
________________________________________________________________________________
                             Engineering procurement and construction contractor
                             to be decided
________________________________________________________________________________
                             Commercial arrangements for utilities to be in
                             place
________________________________________________________________________________
Q1 - 2006                    Environmental impact studies and responses to
                             community and stakeholder issues / comments
________________________________________________________________________________
                             Land acquisition and permitting
________________________________________________________________________________
Q2 - 2006                    Site clearing and beginning of construction
________________________________________________________________________________
                             Recruitment for operations
________________________________________________________________________________
                             Civil site preparation
________________________________________________________________________________
Q3 - 2006 to Q2 - 2007       Structural steel piping and major process equipment
                             installation
________________________________________________________________________________
Q1 - 2007 to Q1 - 2008       Pipeline, receiving station, terminal procurement
                             and construction
________________________________________________________________________________
Q2 - 2007                    All major equipment on site
________________________________________________________________________________
Q2 - 2007 to Q4 - 2007       Control system testing
________________________________________________________________________________
Q2 - 2008                    First methanol production
________________________________________________________________________________

As of the date hereof, neither the Company or WEC has completed a financing sufficient to undertake the Project as outlined above.

CASH REQUIREMENTS

We anticipate that we will require approximately $300,000 over the twelve months ending March 31, 2006, for general and administrative expenses and to complete our due diligence on the merits of the Project even if the WEC acquisition fails to close. We will be dependent upon proceeds from the sale of our securities to accommodate this requirement.

Should the transaction concerning the Agreement close, the Company will also have arranged significant additional equity financing as part of the closing requirements.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate that we will expend any significant monies on research and development over the next twelve months.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intent to purchase any significant equipment through March 31, 2006, other than the possible requirements of the WEC Project. Following closing of that Agreement, should it occur, the Company would require suitable office space and related furniture and equipment. The estimated expenditure would be approximately $50,000.

EMPLOYEES

Over the twelve months ending Marh 31, 2006, we anticipate an increase in the number of employees, and requisite facilities, only if the WEC transaction closes. Post closing, but still in the pre-construction Project phase, the Company could add as many as 20 staff, comprised of 5 people in Canada and 15 in Indonesia.

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

ACQUISITION OF OPPORTUNITIES

In implementing a structure for any particular business acquisition, we will become a party to a merger with another corporation or entity. The proposed WEC acquisition is one such transaction. That Agreement requires us to purchase all of WEC's stock in exchange for 31,000,000 shares of the Company's stock in the form of a reverse takeover and re-capitalization, which required both shareholder approval and a disclosure document. The Company therefore filed a Definitive 14C Information Statement on March 18, 2005, with the Securities and Exchange Commission in connection with its proposed issuance of the 31,000,000 shares to acquire WEC, and certain proposed amendments to its Articles of Incorporation increasing its authorized capital to 100,000,000 shares and changing the name of the Company to WorldStar Energy, Corp ("WorldStar), both of which were completed effective April 1, 2005. Once this transaction is complete, our present management and shareholders will not be in control of our Company. In addition, our officers and directors, as part of the terms of the transaction, will remain with the Company but will become part of a larger organization.

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

GENERAL

We did not have an operating business during the quarter ended March 31, 2005. On January 26, 2005, the Company entered into the Agreement with WEC referred to earlier in this document.

EXPENSES

We anticipate general administrative and operational expenses for the year ended March 31, 2006, to be approximately $300,000. The increase from the previous year relates to the WEC transaction which will have transaction and due diligence costs even if the transaction fails to close. If the transaction closes, the Company will have an additional need for improved office facilities at an estimated immediate cost of $50,000. We will be dependent upon proceeds from the sale of our securities for these near term funding requirements.

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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of March 31, 2005 and 2004, our cash and cash equivalent balances were $Nil and $2,100 respectively. We anticipate that we will require additional financing in order to continue seeking a suitable business opportunity or business combination. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock.

PLAN OF OPERATION FOR THE 12 MONTHS ENDING MARCH 31, 2006

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

ITEM 3.  CONTROLS AND PROCEDURES

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

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our president and treasurer have determined that the Company's current disclosure controls and procedures are effective.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We do not know of any material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2.  UNREGISTERED SALES OF SECURITIES.

There were no securities issued during the quarter ended March 31, 2005, or the year ended December 31, 2004.

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

ITEM 5.  OTHER INFORMATION.
a) January 28, 2005 - Form 8 - K: Entry into a Material Definitive Agreement b) February 28, 2005 - Form 8 - K: Change in the Registrant's Certifying Accountant

ITEM 6.  EXHIBITS

     a) Exhibit 31 and 32 Certifications

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



WORLDSTAR ENERGY, CORP.
a Nevada corporation


/s/ MICHAEL KINLEY
__________________________
By: Michael Kinley
    President and Director

Date:    June 2, 2005



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES

/s/ MICHAEL KINLEY
__________________________
    Michael Kinley
    President and Director

Date: June 2, 2005