Form 10QSB
period 2005-06-30
WORLDSTAR ENERGY, CORP.
filed 2005-08-22
CIK 1093677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2005
                                                 _____________

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


     For the transition period from __________________ to __________________


                         Commission file number 0-27229
                                                _______

                             WORLDSTAR ENERGY, CORP.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                                88-0409163
_______________________________                              ___________________
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Based on the  closing  sale  price of  $12.00  for our  common  stock on the OTC
Bulletin Board System on August 3, 2005, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $1,460,943. As of August 3, 2005, 177,084 shares of our common stock, $.001 par value, were outstanding.



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


                             JUNE 30, 2005 AND 2004



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
BALANCE SHEETS

=========================================================================================
                                                                June 30,     December 31,
                                                                    2005             2004
                                                             (Unaudited)        (Audited)
_________________________________________________________________________________________

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                 $       -        $   2,100
                                                              _________        _________

Total current assets                                                  -            2,100

Deferred acquisition costs (Note 5)                              94,786           94,786

Deferred tax asset, less valuation allowance of $121,600
   and $102,000 (Note 8)                                              -                -
                                                              _________        _________

TOTAL ASSETS                                                  $  94,786        $  96,886
========================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                  $ 126,396        $ 108,913
    Due to related parties (Note 7)                              82,954           44,901
                                                              _________        _________

Total current liabilities                                       209,350          153,814
                                                              _________        _________

DEFICIENCY IN ASSETS
    Capital stock (Note 6)
       Authorized - 100,000,000 common shares
       Issued and outstanding - 177,084  common shares,
          par value $0.001                                          177              177
    Additional paid-in capital                                  433,809          433,809
    Accumulated other comprehensive income                        5,209            5,209
    Deficit                                                    (361,741)        (361,741)
    Deficit accumulated during the development stage           (192,018)        (134,382)
                                                              _________        _________

Total deficiency in assets                                     (114,564)         (56,928)
                                                              _________        _________

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                    $  94,786        $  96,886
========================================================================================


The accompanying notes are an integral part of these financial statements.




WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

===========================================================================================================================
                                                                                                                 Cumulative
                                                                                                                   from new
                                          Three-month      Three-month        Six-month        Six-month     business start
                                         Period Ended     Period Ended     Period Ended     Period Ended        (January 1,
                                             June 30,         June 30,         June 30,         June 30,           2004) to
                                                 2005             2004             2005             2004      June 30, 2005
___________________________________________________________________________________________________________________________

EXPENSES
    Consulting and management fees
      (Note 7)                               $ 15,000         $  7,500         $ 30,000         $ 15,000          $  55,175
    Foreign exchange loss                           -            2,028                -            2,028              3,275
    Investor communications                       574                -            2,256                -              2,256
    Office and administration                      80               83               80            2,176              2,287
    Professional fees                          10,696            5,437           20,696            5,437             63,321
    Rent                                            -                -                -                -              7,500
    Transfer agent and filing fees              2,598            1,937            4,604            1,937              7,989
    Write-off of refundable deposits
       (Note 4)                                     -                -                -                -             52,375
                                             ________         ________         ________         ________          _________


LOSS BEFORE INTEREST INCOME                   (28,948)         (16,985)         (57,636)         (26,578)          (194,178)


Interest income                                     -              893                -            1,873              2,160
                                             ________         ________         ________         ________          _________

LOSS BEFORE INCOME TAXES                      (28,948)         (16,092)         (57,636)         (24,705)          (192,018)
PROVISION FOR INCOME TAXES                          -                -                -                -                  -
                                             ________         ________         ________         ________          _________

NET LOSS                                     $(28,948)        $(16,092)        $(57,636)        $(24,705)         $(192,018)
===========================================================================================================================

BASIC AND DILUTED NET LOSS PER               $  (0.16)        $  (0.09)        $  (0.33)        $  (0.14)
COMMON SHARE
===========================================================================================================================


BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                            177,084          177,084          177,084          177,084
===========================================================================================================================


The accompanying notes are an integral part of these financial statements.




WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENTS OF (DEFICIENCY IN ASSETS) STOCKHOLDERS' EQUITY
(Unaudited)

===========================================================================================================================

                              Common Stock
                          ____________________
                                                                                                      Deficit
                                                                    Accumulated                   Accumulated
                             Number                Additional             Other                    During the
                          of Shares                   Paid-in     Comprehensive                   Development
                             Issued     Amount        Capital            Income      Deficit            Stage       Total
___________________________________________________________________________________________________________________________

Balance at
  December 31,
    2002                   116,708      $  117      $394,619         $     -        $(259,559)    $        -      $ 135,177
Shares issued for debt
  settlement at $0.75       26,667          27        19,973               -                -              -         20,000
Shares issued for debt
  settlement at $0.60        6,667           6         3,994               -                -              -          4,000
Shares issued for debt
  settlement at $0.45       16,667          17         7,483               -                -              -          7,500
Shares issued for debt
  settlement at $0.75        5,333           5         3,995               -                -              -          4,000
Shares issued for debt
  settlement at $0.75        5,000           5         3,745               -                -              -          3,750
Reverse split 15:1,
  fractional shares             42           -             -               -                -              -              -
Net loss                         -           -             -               -         (102,182)             -       (102,182)
Foreign currency
  translation
  adjustment                     -           -             -           5,209                -              -          5,209
                           _______      ______      ________         _______        _________     __________      _________

Balance at
  December 31,
  2003                     177,084         177       433,809           5,209         (361,741)             -         77,454

Net loss                         -           -             -               -                -       (134,382)      (134,382)
                           _______      ______      ________         _______        _________     __________      _________

Balance at
  December 31,
  2004                     177,084         177       433,809           5,209         (361,741)      (134,382)       (56,928)

Net loss                         -           -             -               -                -        (57,636)       (57,636)
                           _______      ______      ________         _______        _________     __________      _________

Balance at
  June 30, 2005            177,084      $  177      $433,809         $ 5,209        $(361,741)    $ (192,018)     $(114,564)
===========================================================================================================================


The accompanying notes are an integral part of these financial statements.




WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

===========================================================================================================================
                                                                                                                 Cumulative
                                                                                                                   from new
                                          Three-month      Three-month        Six-month        Six-month     business start
                                         Period Ended     Period Ended     Period Ended     Period Ended        (January 1,
                                             June 30,         June 30,         June 30,         June 30,           2004) to
                                                 2005             2004             2005             2004      June 30, 2005
___________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES
  Net loss                                   $(28,948)        $(16,092)        $(57,636)        $(24,705)         $(192,018)
  Adjustments  to reconcile  net loss to cash
    used in operating activities:
      Accrued interest on note receivable           -             (886)               -                -             (2,160)
      Foreign exchange loss                         -            2,028                -            2,028              3,275
      Write-off of refundable deposit               -                -                -                -             52,375
      Expenses accrued by related party        15,573            7,500           32,255            7,500             54,755
  Changes in assets and liabilities:
    Increase (decrease) in accounts payable
      and accrued liabilities                  13,375            7,186           23,281            4,702             73,298
                                             ________         ________         ________         ________          _________

  Net cash used in operating activities             -             (264)          (2,100)         (10,475)           (10,475)
                                             ________         ________         ________         ________          _________

CASH FLOWS FROM FINANCING
ACTIVITIES
  Advances from related parties                     -                -                -           10,467             10,467
                                             ________         ________         ________         ________          _________
  Net cash provided by financing activities         -                -                -           10,467             10,467
                                             ________         ________         ________         ________          _________
INCREASE (DECREASE) IN CASH AND CASH                -             (264)          (2,100)              (8)                (8)
EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                              -              264            2,100                8                  8
                                             ________         ________         ________         ________          _________
CASH AND CASH EQUIVALENTS, END OF PERIOD     $      -         $      -         $      -         $      -          $       -
=============================================================================================== ===========================

CASH PAID FOR INCOME TAXES                   $      -         $      -         $      -         $      -          $       -
CASH PAID FOR INTEREST                       $      -         $      7         $      -         $      -          $       -
===========================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH
RESPECT TO CASH FLOWS:
SETTLEMENT OF RELATED PARTY DEBT IN
EXCHANGE FOR THE ASSIGNMENT OF NOTES
RECEIVABLE AND RELATED ACCRUED INTEREST
RECEIVABLE                                   $      -         $ 59,764         $      -         $ 59,764          $  59,764
DEFERRED ACQUISITION COSTS INCLUDED IN
ACCOUNTS PAYABLE                             $      -         $      -         $      -         $      -          $  94,786
NOTES RECEIVABLE SETTLED FOR ACCOUNTS
PAYABLE                                      $      -         $ 29,245         $      -         $      -          $  29,245
ACCOUNTS PAYABLE PAID BY RELATED PARTIES     $    574         $      -         $  6,374         $  1,908          $  28,775
===========================================================================================================================


The accompanying notes are an integral part of these financial statements.


WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
===============================================================================


NOTE 1.      NATURE AND CONTINUANCE OF OPERATIONS

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with WorldStar Energy, Corp.'s audited financial statements and related notes for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-KSB, filed May 19, 2005, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

GOING CONCERN

The Company incurred net losses of $57,636 and $24,705 for the six-month periods ended June 30, 2005 and 2004, respectively. Currently, the Company does not have significant cash or other material assets, nor does it have a source of revenue sufficient to cover its operating costs. These facts raise substantial doubt about its ability to continue as a going concern. The Company's director has committed to financing operating costs of the Company as required through debt and/or equity financing.

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

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
================================================================================


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

Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such future tax assets will not be realized.

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
================================================================================


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

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
================================================================================


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

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
================================================================================


NOTE 4.      REFUNDABLE DEPOSITS

The Company had deposited funds with an advisory group in contemplation of a business acquisition. The monies were refundable until such time that the group sourced a completed merger transaction. The Company subsequently entered into a separate transaction (Note 11), and had written-off this balance as of December 31, 2004.

NOTE 5.      DEFERRED ACQUISITION COSTS

During the year ended December 31, 2004, the Company incurred costs in connection with the investigation of a methanol development project in Indonesia. Those costs included fees paid to a consulting engineer, together with fees accrued to a third party consultant for preliminary project planning services. These expenditures relate directly to the share exchange transaction (Note 11), and therefore, the Company has deferred these costs as of June 30, 2005, and will record them as part of the cost of that transaction upon closing. If the transaction is not completed, these costs will be written-off to operations.

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

NOTE 7.    RELATED PARTY TRANSACTIONS

For the six month period ended June 30, 2005 , the Company paid or accrued $30,000 (2004 - $15,000) in management fees and $2,256 (2004 - $Nil) in investor communication expenses to a director. Amounts due to related parties are owed to a director, are unsecured and have no specific terms of repayment.

A former officer and director of the Company was paid or accrued $Nil (2004 - $7,500) for rent relating to office space for the Company.

A relative of the former officer and director had advanced funds to cover operating expenses of the Company. All amounts owing to the Company's former related parties were settled during the year ended December 31, 2004 (Note 3).

NOTE 8.      INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory federal rate is approximately as follows for the periods ended June 30, 2005 and 2004:

                                                           2005          2004
                                                         ________      _______

              Expected tax benefit at statutory rate     $(19,600)     $(8,400)
              Unrecognized benefit of operating
                 loss carry-forwards                       19,600        8,400
                                                         ________       ______
                                                         $      -       $    -
                                                         ========       ======

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 and 2004
(unaudited)
================================================================================

NOTE 8.      INCOME TAXES (CONTINUED)

The components of deferred tax assets and liabilities are approximately as follows:

                                                       June 30,    December 31,
                                                           2005            2004
                                                    __________     ____________
   Deferred tax asset:
            Income tax benefit
               of operating loss carry-forwards     $ 121,600        $ 102,000
    Valuation allowance                              (121,600)        (102,000)
                                                    _________        _________
    Net deferred tax asset                          $       -        $       -
                                                    =========        =========


At June 30, 2005, the Company had a net operating loss carry-forward of approximately $360,000. This loss may be carried forward to offset federal income taxes in various future years through year 2025. During the year ended December 31, 2003, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

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

WEC's 80% owned subsidiary, PT MubaStar International ("MubaStar"), is an Indonesian company which intends to develop an energy (methanol) joint venture project in Indonesia. The share exchange agreement provides that WEC arrange

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
================================================================================


NOTE 11.     PROPOSED ACQUISITION (CONTINUED)

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

The closing of the acquisition transaction contemplated by the agreement, and the issuance of the Company's shares in connection therewith, remains subject to the completion of a number of requirements of the agreement, including but not limited to a) satisfactory confirmation by WEC that financing for its methanol joint venture project in Indonesia has been arranged, b) completion of an independent due diligence report on the project by WEC with recommendations therein satisfactory to the Company, and c) receipt of WEC's audited financial statements and appropriate confirmation of its compliance with all applicable regulatory requirements in connection with the acquisition. The transaction may also be subject to the approval of the members of the joint venture, pursuant to the terms and conditions of the joint venture agreements.

The transaction, upon closing, will result in a change of control of the Company and will be treated as a recapitalization.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

GENERAL

As used in this interim report, the terms "we", "us", "our", and "WorldStar" mean WorldStar Energy, Corp. (formerly Auteo Media, Inc.), unless otherwise indicated.

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

Effective December 2, 2003, we appointed Michael Kinley as a director and President. Mr. Donald Bell, remained a director, and was re-appointed to serve as Chairman and Secretary on December 2, 2003. Effective June 30, 2004, Mr. Bell resigned as an officer and Director of the Company.

Effective January 1, 2004, we were considered to be in the development stage.

On January 26, 2005, we entered into a share exchange agreement (the "Agreement") with WorldStar Energy Corp ("WEC"), a private British Columbia company, whereby it is proposed that we will issue 31,000,000 shares to acquire 100% of WEC's outstanding shares. WEC has an 80% interest in a methanol joint venture project in Indonesia (the "Project"). Its interest is held through its 80% owned subsidiary, PT MubaStar International, the remaining 20% being owned by PT Muba Chemicals, an Indonesian state-owned company.

 We filed a Definitive 14C Information Statement on March 18, 2005, with the Securities and Exchange Commission in connection with its proposed issuance of the 31,000,000 shares to acquire WEC, and certain proposed amendments to its Articles of Incorporation increasing its authorized capital to 100,000,000 shares and changing our name to WorldStar Energy, Corp ("WorldStar"). The transaction has not closed as of the date hereof, and will only close concurrent with the completion of the following requirements:

     1. WEC confirming, to our satisfaction, sufficient debt and or equity financing to adequately carry out the Project;
     2.   completion of a independent due diligence report on the Project;
     3. receipt of WEC's audited financial statements, together with appropriate undertakings of its compliance with all appropriate regulatory requirements.

Following the closing of the transaction contemplated by the Agreement, we will own 100% of the outstanding shares of WEC, but will be accounted for as a reverse merger or re-capitalization.

Effective February 28, 2005, we appointed Dohan and Company, CPA's, P. A. as our independent auditors to replace Mr. Kyle Tingle who resigned effective the same date.

OUR CURRENT BUSINESS

During the quarter ended June 30, 2005, we did not have an active business and was actively seeking a suitable merger candidate or business opportunity. On January 26, 2005, the Company entered into the Agreement with WEC referred to in the previous paragraph. The following is a summary of the Project contemplated by the transaction with WEC, which will only proceed subject to the closing requirements detailed above. This summary has been extracted from an Information Package document prepared by PT MubaStar International ("MubaStar").

The  Project is to develop a methanol  plant at  Sungaililin  in Musa  Banyuasin
(Muba), South Sumatra, Indonesia with a total capacity of 1,250,000 metric tonnes per year, together with the construction of a 60 km gas pipeline from the Pulau Gading gas field at JOB Pertamina YPF Jambi Merang working area to the methanol plant, and a 90 km pipeline to transport the product (methanol) from the plant to the loading terminal at Tanjung Kempah. MubaStar has selected Lurgi OEL Gas Chemie GmbH of Frankfurt, Germany to provide a detailed feasibility study supervise the construction and implementation of the Megamethanol plant Project. Environmental impact assessments and socio-economic studies will be conducted by Sriwijaya University of South Sumatra and the Environmental Impact Management Agency.

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

PLAN OF OPERATION


Our plan of operation will now depend upon the timing of the closing of its transaction with WEC, which as stated above, is dependent upon the occurrence of those future events (see General Section) which cannot be assured. Prior to closing, we will be working with WEC, legal counsel and its other due diligence advisors to fully evaluate the potential of the Project. This phase should be completed in the third and fourth quarters of 2005.

Upon closing of the Agreement, the Project schedule from beginning to completion would appear as follows on a quarterly basis, assuming closing of the Agreement takes place in Q3, 2005:

________________________________________________________________________________

           QUARTER                                PROJECT MILESTONE
________________________________________________________________________________
Q3 - 2005                  Pre closing due diligence
________________________________________________________________________________
                           First financing for due diligence and transaction
                           costs
________________________________________________________________________________
Q4 - 2005                  Assessment of due diligence report
________________________________________________________________________________
                           WEC arranges project financing, likely to be
                           completed through the Company
________________________________________________________________________________
                           WEC converts existing MOU's into firm contractual
                           arrangements
________________________________________________________________________________
                           Closing and concurrent completion of major equity
                           financing
________________________________________________________________________________
                           Commencement of Detailed Feasibility Study by Lurgi
                           AG
________________________________________________________________________________
Q1 - 2006                  Pre - engineering design of plant
________________________________________________________________________________
                           Engineering procurement and construction contractor
                           to  be decided
________________________________________________________________________________
                           Commercial arrangements for utilities to be in place
________________________________________________________________________________
Q2 - 2006                  Environmental impact studies and responses to
                           community  and stakeholder issues / comments
________________________________________________________________________________
                           Land acquisition and permitting
________________________________________________________________________________
Q3 - 2006                  Site clearing and beginning of construction
________________________________________________________________________________
                           Recruitment for operations
________________________________________________________________________________
                           Civil site preparation
________________________________________________________________________________
Q4 - 2006 to Q3- 2007      Structural steel piping and major process equipment
                           installation
________________________________________________________________________________
Q2 - 2007 to Q2 - 2008     Pipeline, receiving station, terminal procurement and
                           construction
________________________________________________________________________________
Q3 - 2007                  All major equipment on site
________________________________________________________________________________
Q3 - 2007 to Q4 - 2007     Control system testing
________________________________________________________________________________
Q3 - 2008                  First methanol production
________________________________________________________________________________

As of the date hereof, neither the Company or WEC has completed a financing sufficient to undertake the Project as outlined above.

CASH REQUIREMENTS

We anticipate that we will require approximately $300,000 over the twelve months ending June 30, 2006, for general and administrative expenses and to complete our due diligence on the merits of the Project even if the WEC acquisition fails to close. We will be dependent upon proceeds from the sale of our securities to accommodate this requirement.

Should the transaction concerning the Agreement close, the Company will also have arranged significant additional equity financing as part of the closing requirements.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate that we will expend any significant monies on research and development over the next twelve months.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intent to purchase any significant equipment through June 30, 2006, other than the possible requirements of the WEC Project. Following closing of that Agreement, should it occur, the Company would require suitable office space and related furniture and equipment. The estimated expenditure would be approximately $50,000.

EMPLOYEES

Over the twelve months ending June 30, 2006, we anticipate an increase in the number of employees, and requisite facilities, only if the WEC transaction closes. Post closing, but still in the pre-construction Project phase, the Company could add as many as 20 staff, comprised of 5 people in Canada and 15 in Indonesia.

EVALUATION OF OPPORTUNITIES

To date in fiscal 2005, we have devoted all of its effort toward the evaluation of the WEC project, including analysing (a) the available technical, financial and managerial resources; (b) working capital and other financial requirements;
(c) history of operations, if any; (d) prospects for the future; (e) present and expected competition; (f) the quality and experience of management services which may be available and the depth of that management;(g) specific risk factors not now foreseeable but which may be anticipated as having an impact on our proposed activities; (h) the potential for growth or expansion; (i) the potential for profit; (j) the perceived public recognition or acceptance of products, services or trades; and (k) name identification.

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

ACQUISITION OF OPPORTUNITIES

In implementing a structure for any particular business acquisition, we will become a party to a merger with another corporation or entity. The proposed WEC acquisition is one such transaction. That Agreement requires us to purchase all of WEC's stock in exchange for 31,000,000 shares of the Company's stock in the form of a reverse takeover and re-capitalization, which required both shareholder approval and a disclosure document. We filed a Definitive 14C Information Statement on March 18, 2005, with the Securities and Exchange Commission in connection with its proposed issuance of the 31,000,000 shares to acquire WEC, and certain proposed amendments to its Articles of Incorporation increasing its authorized capital to 100,000,000 shares and changing our name to WorldStar Energy, Corp ("WorldStar), both of which were completed effective April 1, 2005. Once this transaction is complete, our present management and shareholders will not be in control of our Company. In addition, our officers and directors, as part of the terms of the transaction, will remain with us and become part of a larger organization.

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

During the fiscal year ended December 31, 2004, we reviewed a number of potential business opportunities, which except for the WEC transaction, were determined not suitable to pursue having regard to a number of factors including, among other things, our limited resources.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


EXPENSES

We anticipate general administrative and operational expenses for the year ended June 30, 2006, to be approximately $300,000. The increase from the previous year relates to the WEC transaction which will have transaction and due diligence costs even if the transaction fails to close. If the transaction closes, the Company will have an additional need for improved office facilities at an estimated immediate cost of $50,000. We will be dependent upon proceeds from the sale of our securities for these near term funding requirements.

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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of June 30, 2005 and December 31, 2004, our cash and cash equivalent balances were $Nil and $2,100 respectively. We anticipate that we will require additional financing in order to continue seeking a suitable business opportunity or business combination. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock.

PLAN OF OPERATION FOR THE 12 MONTHS ENDING JUNE 30, 2006

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

Should the transaction concerning the Agreement close, WEC, through our company, will also have arranged significant additional equity financing as part of the closing requirements.

ITEM 3.  CONTROLS AND PROCEDURES


CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure

EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our president and treasurer have determined that our current disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the fiscal year ended December 31, 2004 or the period ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


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

ITEM 2.  UNREGISTERED SALES OF SECURITIES.

There were no securities issued during the period ended June 30, 2005, or the year ended December 31, 2004.

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



WORLDSTAR ENERGY, CORP.
a Nevada corporation


/s/ MICHAEL KINLEY
_______________________
By: Michael Kinley
President and Director

Date: August 19, 2005



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES

/s/ MICHAEL KINLEY

Michael Kinley
President and Director
______________________
Date: August 19 , 2005