Form 10QSB
period 2005-09-30
WORLDSTAR ENERGY, CORP.
filed 2005-11-30
CIK 1093677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                                               __________________

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________


                         Commission file number 0-27229
                                                _______

                             WORLDSTAR ENERGY, CORP.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

             Nevada                                              88-0409163
_________________________________                            ___________________
  (State or other  jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
________________________________________________________________________________

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                              Yes [ ]     No [X]

Based on the closing sale price of $4.95 for our common stock on the OTC Bulletin Board System on November 14, 2005, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $876,566. As of November 14, 2005, 177,084 shares of our common stock, $.001 par value, were outstanding.

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





                             WORLDSTAR ENERGY, CORP.
                          (FORMERLY AUTEO MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS


                           SEPTEMBER 30, 2005 AND 2004

                                   (UNAUDITED)



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
BALANCE SHEETS

===============================================================================================
                                                               September 30,       December 31,
                                                                      2005                 2004
                                                                (Unaudited)         (Audited)
_______________________________________________________________________________________________

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                   $       -           $   2,100
                                                                _________           _________

Total current assets                                                    -               2,100

DEFERRED ACQUISITION COSTS (Note 5)                                94,786              94,786

DEFERRED TAX ASSET, LESS VALUATION ALLOWANCE (Note 8)                   -                   -
                                                                _________           _________

TOTAL ASSETS                                                    $  94,786           $  96,886
=============================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                    $ 129,344           $ 108,913
    Due to related parties (Note 7)                                98,054              44,901
                                                                _________           _________

Total current liabilities                                         227,398             153,814
                                                                _________           _________

Contingency (Notes 1 and 11)

DEFICIENCY IN ASSETS
    Common stock (Note 6)
       Authorized - 100,000,000 shares, par value $0.001
       Issued - 177,084 shares                                        177                 177
    Additional paid-in capital                                    433,809             433,809
    Accumulated other comprehensive income                          5,209               5,209
    Deficit                                                      (361,741)           (361,741)
    Deficit accumulated during the development stage             (210,066)           (134,382)
                                                                _________           _________

Total deficiency in assets                                       (132,612)            (56,928)
                                                                _________           _________

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                      $  94,786           $  96,886
=============================================================================================


   The accompanying notes are an integral part of these financial statements.




WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

=========================================================================================================================
                                                                                                               Cumulative
                                                                                                                 from new
                                                                                                           business start
                                         Three-month      Three-month       Nine-month       Nine-month       (January 1,
                                        Period Ended     Period Ended     Period Ended     Period Ended          2004) to
                                       September 30,    September 30,    September 30,    September 30,     September 30,
                                                2005             2004             2005             2004              2005
_________________________________________________________________________________________________________________________

EXPENSES
    Consulting and management
      fees (Note 7)                      $ 15,000         $ 10,175         $ 45,000         $ 25,175         $  70,175
    Foreign exchange loss (gain)                -              722                -            2,750             3,275
    Investor communications
      (Note 7)                                 85                -            2,341                -             2,341
    Office and administration                   -               44               80            2,220             2,287
    Professional fees                       2,000              900           22,696            6,337            65,321
    Rent                                        -                -                -                -             7,500
    Transfer agent and filing
      fees (Note 7)                           963              885            5,567            2,822             8,952
    Write-off of deposits
      (Note 4)                                  -                -                -                -            52,375
                                         ________         ________         ________         ________         _________

LOSS BEFORE INTEREST INCOME AND
      PROVISION FOR INCOME TAXES          (18,048)         (12,726)         (75,684)         (39,304)         (212,226)

Interest income                                 -              287                -            2,160             2,160
                                         ________         ________         ________         ________         _________

LOSS BEFORE PROVISION FOR INCOME
      TAXES                               (18,048)         (12,439)         (75,684)         (37,144)         (210,066)

Provision for income taxes                      -                -                -                -                 -
                                         ________         ________         ________         ________         _________

NET LOSS                                 $(18,048)        $(12,439)        $(75,684)        $(37,144)        $(210,066)
=========================================================================================================================

BASIC AND DILUTED NET LOSS PER
  SHARE                                  $  (0.10)        $  (0.07)        $  (0.43)        $  (0.21)
=========================================================================================================================

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF SHARES
OUTSTANDING                               177,084          177,084          177,084          177,084
=========================================================================================================================


                    The accompanying notes are an integral part of these financial statements.




WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENTS OF (DEFICIENCY IN ASSETS) STOCKHOLDERS' EQUITY
(Unaudited)

===================================================================================================================

                            Common Stock
                         __________________                                                    Deficit
                                                               Accumulated                 Accumulated
                           Number              Additional            Other                  During the
                        of Shares                 Paid-in    Comprehensive                 Development
                           Issued    Amount       Capital           Income     Deficit           Stage      Total
___________________________________________________________________________________________________________________

Balance at
  December 31, 2002      116,708     $  117     $394,619        $     -       $(259,559)    $       -     $ 135,177
Shares issued for
  debt settlement
  at $0.75                26,667         27       19,973              -               -             -        20,000
Shares issued for
  debt settlement
  at $0.60                 6,667          6        3,994              -               -             -         4,000
Shares issued for
  debt settlement
  at $0.45                16,667         17        7,483              -               -             -         7,500
Shares issued for
  debt settlement
  at $0.75                 5,333          5        3,995              -               -             -         4,000
Shares issued for
  debt settlement
  at $0.75                 5,000          5        3,745              -               -             -         3,750
Reverse split 15:1,
  fractional shares           42          -            -              -               -             -             -
Net loss                       -          -            -              -        (102,182)            -      (102,182)
Foreign currency
  translation
  adjustment                   -          -            -          5,209               -             -         5,209
                         _______     ______     ________        _______       _________     _________     _________

Balance at
  December 31, 2003      177,084        177      433,809          5,209        (361,741)            -        77,454

Net loss                       -          -            -              -               -      (134,382)     (134,382)
                         _______     ______     ________        _______       _________     _________     _________

Balance at
  December 31, 2004      177,084        177      433,809          5,209        (361,741)     (134,382)      (56,928)

Net loss                       -          -            -              -               -       (75,684)      (75,684)
                         _______     ______     ________        _______       _________     _________     _________

Balance at
  September 30, 2005     177,084     $  177     $433,809        $ 5,209       $(361,741)    $(210,066)    $(132,612)
===================================================================================================================


                    The accompanying notes are an integral part of these financial statements.




WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

====================================================================================================================================
                                                                                                                          Cumulative
                                                                                                                            from new
                                                                                                                      business start
                                                    Three-month      Three-month       Nine-month       Nine-month       (January 1,
                                                   Period Ended     Period Ended     Period Ended     Period Ended          2004) to
                                                  September 30,    September 30,    September 30,    September 30,     September 30,
                                                           2005             2004             2005             2004              2005
____________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                        $(18,048)        $(12,439)        $(75,684)        $(37,144)        $(210,066)
    Adjustments to reconcile net loss to cash
      used in operating activities:
       Accrued interest on note receivable                 -             (287)               -           (2,160)           (2,160)
       Foreign exchange loss (gain)                        -              722                -            2,750             3,275
       Write-off of deposit                                -                -                -                -            52,375
       Expenses incurred by related party             15,100            7,500           47,355           15,000            69,855
    Changes in assets and liabilities:
       Increase (decrease) in accounts payable
        and accrued liabilities                        2,948           (4,259)          26,229            2,316            76,246
                                                  __________         ________         ________         ________         _________

    Net cash used in operating activities                  -           (8,763)          (2,100)         (19,238)          (10,475)
                                                  __________         ________         ________         ________         _________

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from related parties                          -            8,750                -           19,217            10,467
                                                  __________         ________         ________         ________         _________

    Net cash provided by financing activities              -            8,750                -          (19,217)           10,467
                                                  __________         ________         ________         ________         _________

DECREASE IN CASH AND CASH EQUIVALENTS                      -              (13)          (2,100)             (21)               (8)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             -                -            2,100                8                 8
                                                  __________         ________         ________         ________         _________

CASH AND CASH EQUIVALENTS, END OF PERIOD          $        -         $    (13)        $      -         $    (13)        $       -
=================================================================================================================================

CASH PAID FOR INCOME TAXES                        $        -         $      -         $      -         $      -         $       -
CASH PAID FOR INTEREST                            $        -         $      7         $      -         $      -         $       -
=================================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH
RESPECT TO CASH FLOWS:
SETTLEMENT OF RELATED PARTY DEBT IN
EXCHANGE FOR THE ASSIGNMENT OF NOTES
RECEIVABLE AND RELATED ACCRUED INTEREST
RECEIVABLE                                        $        -         $ 59,764         $      -         $ 59,764         $  59,764
DEFERRED ACQUISITION COSTS INCLUDED IN
ACCOUNTS PAYABLE                                  $        -         $      -         $      -         $      -         $  94,786
NOTES RECEIVABLE SETTLED FOR ACCOUNTS PAYABLE     $        -         $ 29,245         $      -         $      -         $  29,245
ACCOUNTS PAYABLE PAID BY RELATED PARTIES          $        -         $      -         $  5,798         $  1,908         $  28,199
=================================================================================================================================

                    The accompanying notes are an integral part of these financial statements.


WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
================================================================================

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

BACKGROUND

WorldStar Energy, Corp. (the "Company") (formerly Auteo Media, Inc.) was incorporated in the State of Nevada on November 8, 1996, and operated as an online and point-of-purchase automotive communications and commerce company and operated under the trade name "Dealer Specialties". On April 1, 2005, the Company changed its name from Auteo Media, Inc. On July 15, 2002, the Company sold assets, including those associated with data collection and labeling through its Dealers Specialties franchise, to Trader Labeling, LLC. Commencing January 1, 2004, the Company was considered to be in the development stage because it generates no revenue.

ACTIVITIES

The Company's current operating activities are its business development and consulting practices, particularly in mergers and acquisitions, however, the Company has not generated any revenues in the past two fiscal years. The Company is pursuing new business opportunities and has entered into a share exchange agreement (Note 11).

GOING CONCERN

The Company incurred net losses of $75,684 and $37,144 for the nine-month periods ended September 30, 2005 and 2004, respectively. Currently, the Company does not have significant cash or other material assets, nor does it have a source of revenue sufficient to cover its operating costs. These facts raise substantial doubt about its ability to continue as a going concern. The Company's director has committed to financing operating costs of the Company as required through debt and/or equity financing.

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

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
================================================================================

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

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
================================================================================

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153") which amends Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions" to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
================================================================================

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

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154 Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"), which is effective for fiscal years ending after December 15, 2005. SFAS 154 requires that changes in accounting policy be accounted for on a retroactive basis.

The adoption of these new pronouncements, with the exception of SFAS 123R, are not expected to have a material effect on the Company's financial position or results of operations.

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
================================================================================

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


NOTE 4.      REFUNDABLE DEPOSITS

The Company had deposited funds with an advisory group in contemplation of a business acquisition. The monies were refundable until such time that the group sourced a completed merger transaction. The Company subsequently entered into a separate transaction (Note 11), and wrote-off this balance as of December 31, 2004.


NOTE 5.      DEFERRED ACQUISITION COSTS

During the year ended December 31, 2004, the Company incurred costs in connection with the investigation of a methanol development project in Indonesia. Those costs included fees paid to a consulting engineer, together with fees accrued to a third party consultant for preliminary project planning services. These expenditures relate directly to the share exchange transaction (Note 11), and therefore, the Company has deferred these costs as of September 30, 2005, and will record them as part of the cost of that transaction upon closing. If the transaction is not completed, these costs will be written-off to operations.

NOTE 6.      COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares (previously 25,000,000 shares) with a par value of $0.001, following the approval by shareholders of an Amendment to the Company's Articles of Incorporation effective April 1, 2005.

On March 4, 2004, the State of Nevada approved the Company's plan of a reverse split of its common stock whereby one share was issued for each fifteen shares of the outstanding shares. At that date, the number of common shares outstanding decreased from 2,655,612 to 177,084. All share and per share amounts have been restated to reflect the reverse stock split and the increase in the Company's authorized capital referred to above.

NOTE 7.    RELATED PARTY TRANSACTIONS

For the nine-month period ended September 30, 2005, the Company incurred $45,000 (2004 - $25,175) in management fees and $2,341 (2004 - $Nil) in investor communication expenses to a director.

Amounts due to related parties are owed to a director for services performed and amounts paid on behalf of the Company and, are unsecured and are due on demand.

A relative of a former officer and director had advanced funds to cover operating expenses of the Company. All amounts owing to the Company's former related parties were settled during the year ended December 31, 2004 (Note 3).

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
(unaudited)
================================================================================


NOTE 8.      INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory federal rate is approximately as follows for the periods ended September 30, 2005 and 2004:

                                                       2005          2004
                                                     ________      ________

      Expected tax benefit at statutory rate         $(25,730)     $(12,630)
      Unrecognized benefit of operating
         loss carry-forwards                           25,730      $ 12,630
                                                     ________      ________
                                                     $      -      $      -
                                                     ========      ========


The components of deferred tax assets and liabilities are approximately as follows:

                                                     September     December
                                                      30, 2005     31, 2004
                                                     _________     ________
      Deferred tax asset:
              Income tax benefit
                 of operating loss carry-forwards    $ 127,730     $ 102,000
      Valuation allowance                             (127,730)    $(102,000)
                                                     _________     _________

      Net deferred tax asset                         $       -     $       -
                                                     =========     =========


At September 30, 2005, the Company had a net operating loss carry-forward of approximately $378,000. This loss may be carried forward to offset federal income taxes in various future years through year 2025. During the year ended December 31, 2003, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

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

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
================================================================================


NOTE 11.     PROPOSED ACQUISITION

On January 26, 2005, the Company entered into a share exchange agreement to acquire 100% of the outstanding shares of WorldStar Energy Corp. ("WEC"), a private Canadian company, in exchange for the issuance of 31,000,000 common shares of the Company.

WEC's 80% owned subsidiary, PT MubaStar International ("MubaStar"), is an Indonesian company which intends to develop an energy (methanol) joint venture project in Indonesia. The share exchange agreement provides that WEC arrange for, among other things, the required construction and other project financing. The Company's Amended Articles of Incorporation authorizing the change of its name to WorldStar Energy, Corp. and the increase in its authorized share capital to 100,000,000 shares have been filed with the appropriate regulatory authorities. These changes reflect the Company's plans to enter in to the energy business in connection with the share exchange.

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

On November 2, 2005, the Company entered into a letter of intent to amend the share exchange agreement such that the Company will: a) issue approximately 600,000 common shares in exchange for cash-paid shares of WEC; b) issue 2,000,000 shares in exchange for 2,000,000 management incentive shares of WEC; and c) allot 30,000,000 common shares for the completion of certain fund raising and business acquisition commitments of WEC to be completed within 180 days, after which time, if the commitments have not been completed, the allotment will be cancelled.

The amended transaction, upon closing, will result in a change of control of the Company and will be treated as a recapitalization.

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

Following the closing of the transaction contemplated by the Agreement, and the amendment referred to below, we will own 100% of the outstanding shares of WEC, but will be accounted for as a reverse merger or re-capitalization.

On November 2, 2005, the Company entered into a letter of intent to amend the share exchange agreement such that the Company will: a) issue approximately 600,000 common shares in exchange for cash-paid shares of WEC; b) issue 2,000,000 shares in exchange for 2,000,000 management incentive shares of WEC; and c) allot 30,000,000 common shares for the completion of certain fund raising and business acquisition commitments of WEC to be completed within 180 days, after which time, if the commitments have not been completed, the allotment will be cancelled.

Effective February 28, 2005, we appointed Dohan and Company, CPA's, P. A. as our independent auditors to replace Mr. Kyle Tingle who resigned effective the same date.


OUR CURRENT BUSINESS

During the quarter ended September 30, 2005, we did not have an active business and are actively seeking a suitable merger candidate or business opportunity. On January 26, 2005, the Company entered into the Agreement with WEC. The following is a summary of the Project contemplated by the transaction with WEC, which will only proceed subject to the closing requirements detailed above. This summary has been extracted from an Information Package document prepared by PT MubaStar International ("MubaStar").

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

PLAN OF OPERATION


Our plan of operation will now depend upon the timing of the closing of its transaction with WEC, which as stated above, is dependent upon the occurrence of those future events (see General Section) which cannot be assured. Prior to closing, we will be working with WEC, legal counsel and its other due diligence advisors to fully evaluate the potential of the Project. This phase should be completed in the fourth quarter of 2005 and the first quarter of 2006.

Upon closing of the Agreement, the Project schedule from beginning to completion would appear as follows on a quarterly basis, assuming closing of the Agreement takes place in Q4, 2005:

     ___________________________________________________________________________

            QUARTER                                  PROJECT MILESTONE
     ___________________________________________________________________________

     Q4 - 2005                    Pre closing due diligence

                                  First financing for due diligence and
                                  transaction costs
     ___________________________________________________________________________

     Q1 - 2006                    Assessment of due diligence report

                                  WEC arranges project financing, likely to be completed through the Company

                                  WEC converts existing MOU's into firm
                                  contractual arrangements

                                  Closing and concurrent completion of major equity financing

                                  Commencement of Detailed Feasibility Study by Lurgi AG
     ___________________________________________________________________________

     Q2 - 2006                    Pre - engineering design of plant

                                  Engineering procurement and construction contractor to be decided

                                  Commercial arrangements for utilities to be in place
     ___________________________________________________________________________

     Q3 - 2006                    Environmental impact studies and responses to
                                  community and stakeholder issues/comments

                                  Land acquisition and permitting
     ___________________________________________________________________________

     Q4 - 2006                    Site clearing and beginning of construction

                                  Recruitment for operations

                                  Civil site preparation
     ___________________________________________________________________________

     Q1 to Q3- 2007               Structural steel piping and major process
                                  equipment installation
     ___________________________________________________________________________

     Q3 - 2007 to Q3 - 2008       Pipeline, receiving station, terminal
                                  procurement and construction
     ___________________________________________________________________________

     Q4 - 2007                    All major equipment on site
     ___________________________________________________________________________

     Q4- 2007 to Q1 - 2008        Control system testing
     ___________________________________________________________________________

     Q34- 2008                    First methanol production
     ___________________________________________________________________________

As of the date hereof, neither the Company or WEC has completed a financing sufficient to undertake the Project as outlined above.

CASH REQUIREMENTS

We anticipate that we will require approximately $300,000 over the twelve months ending September 30, 2006, for general and administrative expenses and to complete our due diligence on the merits of the Project even if the WEC acquisition fails to close. We will be dependent upon proceeds from the sale of our securities to accommodate this requirement.

Should the transaction concerning the Agreement close, the Company will also have arranged significant additional equity financing as part of the closing requirements.


PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate that we will expend any significant monies on research and development over the next twelve months.


PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intent to purchase any significant equipment through September 30, 2006, other than the possible requirements of the WEC Project. Following closing of that Agreement, should it occur, the Company would require suitable office space and related furniture and equipment. The estimated expenditure would be approximately $50,000.

EMPLOYEES

Over the twelve months ending September 30, 2006, we anticipate an increase in the number of employees, and requisite facilities, only if the WEC transaction closes. Post closing, but still in the pre-construction Project phase, the Company could add as many as 20 staff, comprised of 5 people in Canada and 15 in Indonesia.

EVALUATION OF OPPORTUNITIES

To date in fiscal 2005, we have devoted all of our efforts toward the evaluation of the WEC project, including analyzing (a) the available technical, financial and managerial resources; (b) working capital and other financial requirements;
(c) history of operations, if any; (d) prospects for the future; (e) present and expected competition; (f) the quality and experience of management services which may be available and the depth of that management;(g) specific risk factors not now foreseeable but which may be anticipated as having an impact on our proposed activities; (h) the potential for growth or expansion; (i) the potential for profit; (j) the perceived public recognition or acceptance of products, services or trades; and (k) name identification.

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


ACQUISITION OF OPPORTUNITIES

In implementing a structure for any particular business acquisition, we will become a party to a merger with another corporation or entity. The proposed WEC acquisition is one such transaction. That Agreement requires us to purchase all of WEC's stock in exchange for 31,000,000 shares of the Company's stock in the form of a reverse takeover and re-capitalization, which required both shareholder approval and a disclosure document. We filed a Definitive 14C Information Statement on March 18, 2005, with the Securities and Exchange Commission in connection with its proposed issuance of the 31,000,000 shares to acquire WEC, and certain proposed amendments to its Articles of Incorporation increasing its authorized capital to 100,000,000 shares and changing our name to WorldStar Energy, Corp ("WorldStar), both of which were completed effective April 1, 2005. Once this transaction is complete, our present management and shareholders will not be in control of our Company. On November 2, 2005, the Company entered into a letter of intent to amend the share exchange agreement such that the Company will: a) issue approximately 600,000 common shares in exchange for cash-paid shares of WEC; b) issue 2,000,000 shares in exchange for 2,000,000 management incentive shares of WEC, and c) allot 30,000,000 common shares for the completion of certain fund raising and business acquisition commitments of WEC to be completed within 180 days, after which time, if the commitments have not been completed, the allotment will be cancelled. In addition, our officers and directors, as part of the terms of the transaction, will remain with us and become part of a larger organization.

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

During the fiscal year ended December 31, 2004, we reviewed a number of potential business opportunities, which, except for the WEC transaction, were determined not suitable to pursue having regard to a number of factors including, among other things, our limited resources.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


EXPENSES

We anticipate general administrative and operational expenses for the year ended September 30, 2006, to be approximately $300,000. The increase from the previous year relates to the WEC transaction which will have transaction and due diligence costs even if the transaction fails to close. If the transaction closes, the Company will have an additional need for improved office facilities at an estimated immediate cost of $50,000. We will be dependent upon proceeds from the sale of our securities for these near term funding requirements.


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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of September 30, 2005 and December 31, 2004, our cash and cash equivalent balances were $Nil and $2,100 respectively. We anticipate that we will require additional financing in order to continue seeking a suitable business opportunity or business combination. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock.


PLAN OF OPERATION FOR THE 12 MONTHS ENDING SEPTEMBER 30, 2006

We are pursuing the completion of its proposed merger with WEC. The due diligence process, including an international energy consultant and our legal counsel, should be completed in the fourth quarter of 2005 and the first quarter of 2006. If recommended, closing would then occur, together with the financing required to implement the Project and the commencement of the detailed feasibility study. We estimate that the costs of ongoing administration and the Project due diligence up to closing could total $300,000. This funding has not yet been committed as of the date hereof, although negotiations are in progress.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the fiscal year ended December 31, 2004 or the period ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.



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

ITEM 2.  UNREGISTERED SALES OF SECURITIES.

There were no securities issued during the period ended September 30, 2005, or the year ended December 31, 2004.



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

On November 2, 2005, the Company entered into a letter of intent to amend the share exchange agreement such that the Company will: a) issue approximately 600,000 common shares in exchange for cash-paid shares of WEC; b) issue 2,000,000 shares in exchange for 2,000,000 management incentive shares of WEC, and c) allot 30,000,000 common shares for the completion of certain fund raising and business acquisition commitments of WEC to be completed within 180 days, after which time, if the commitments have not been completed, the allotment will be cancelled.


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

Date: November 30, 2005



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES

/s/ MICHAEL KINLEY
__________________________
    Michael Kinley
    President and Director

Date: November 30, 2005