Form 10KSB
period 2005-12-31
WORLDSTAR ENERGY, CORP.
filed 2006-05-18
CIK 1093677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   For the fiscal year ended December 31, 2005

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

 For the transition period from ______________________ to _____________________

                         Commission file number 0-27229

                             WORLDSTAR ENERGY, CORP.
                 (Name of small business issuer in its charter)


              NEVADA                                         88-0409163
              ------                                         ----------
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

                                 Not applicable.

          Securities registered under Section 12(g) ofthe Exchange Act:

                    COMMON STOCK , WITH A PAR VALUE OF $0.001
                                (Title of class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act) Yes [X] No [ ]

The issuer's revenues for its most recent fiscal year were $nil.

Based on the closing sale price of $0.95 for our common stock on the OTC Bulletin Board System on May 12, 2006, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $168,230.

As of May 12, 2006, 377,084 shares of our common stock, $.001 par value, were outstanding.

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

     o    Articles  of   Incorporation   (incorporated  by  reference  from  our
          Registration Statement on Form 10-SB filed on September 3, 1999)

     o Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on September 3, 1999)



Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]

                                      INDEX


PART 1
       ITEM 1   DESCRIPTION OF BUSINESS                                      5
                  GENERAL                                                    5
                  OUR CURRENT BUSINESS                                       7
                  PLAN OF OPERATION                                          7
                  CASH REQUIREMENTS                                          8
                  PURCHASE OF SIGNIFICANT EQUIPMENT                          8
                  EMPLOYEES                                                  8
           EVALUATION OF OPPORTUNITIES                                       8
           ACQUISITION OF OPPORTUNITIES                                      9
           REPORTS TO SECURITY HOLDERS                                      16
       ITEM 2   DESCRIPTION OF PROPERTY                                     17
       ITEM 3   LEGAL PROCEEDINGS                                           17
       ITEM 4   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS        17

PART II
       ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    19
                DIVIDEND POLICY                                             19
                RECENT SALE OF UNREGISTERED SECURITIES                      19

       ITEM 6   MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION     20
                  GENERAL                                                   20
                  COMPARISON OF 2004 RESULTS OF OPERATIONS  WITH 2003       20
                  LACK OF REVENUES                                          20
                  EXPENSES                                                  20
                  LIQUIDITY AND CAPITAL RESOURCES                           21
                  PLAN OF OPERATION FOR 2005                                21
                  CASH REQUIREMENTS                                         21
                  PRODUCT RESEARCH AND DEVELOPMENT                          21
                  PURCHASE OF SIGNIFICANT EQUIPMENT                         21
                  EMPLOYEES                                                 21
                  NEW ACCOUNTING PRONOUNCEMENTS                             22

       ITEM 7   FINANCIAL STATEMENTS AND AUDITORS REPORTS THEREON

       ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING MATTERS AND FINANCIAL DISCLOSURE

       ITEM 8A  CONTROLS AND PROCEDURES

       ITEM 8B  OTHER INFORMATION

PART III
       ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       ITEM 10  EXECUTIVE COMPENSATION

       ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. AND RELATED STOCKHOLDER MATTERS

       ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       ITEM 13  EXHIBITS AND REPORTS AND MATERIAL AGREEMENTS

       ITEM 14  ACCOUNTANTS


CERTIFICATIONS

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

On January 26, 2005, the Company entered into a share exchange agreement (the "Agreement") with WorldStar Energy Corp ("WEC"), a private British Columbia company, whereby it wass proposed that the Company will issue 31,000,000 shares to acquire 100% of WEC's outstanding shares. WEC has an 80% interest in a methanol joint venture project in Indonesia (the "Project"). Its interest is held through its 80% owned subsidiary, PT MubaStar International, the remaining 20% being owned by PT Muba Chemicals, an Indonesian state-owned company.

The Company filed a Definitive 14C Information Statement on March 18, 2005, with the Securities and Exchange Commission in connection with its proposed issuance of the 31,000,000 shares to acquire WEC, and certain proposed amendments to its Articles of Incorporation increasing its authorized capital to 100,000,000 shares and changing the name of the Company to WorldStar Energy, Corp ("WorldStar"). The transaction did not close, and on March 27, 2006, the Company announced that it would not be making further investments in connection with WEC and the proposed Indonesian methanol plant, due principally to lack of financing for the project. Arrangements for the Company to issue shares to satisfy subscriptions of European investors in WEC have commenced on a registration exempt basis instead of the shareholder approved merger basis proposed in the share exchange agreement. Upon completion of the settlement arrangements with the WEC shareholders, assuming all WEC shareholders elect to participate in the exchange, the Company expects to issue an additional two million shares.

Effective February 28, 2005, the Company appointed Dohan and Company,  CPA's, P.
A. as our independent auditors to replace Mr. Kyle Tingle who resigned effective the same date.

Effective May 9, 2006, the Company appointed STS Partners LLP, CPA's as our independent auditors to replace Dohan and Company who declined to stand for re-appointment.


OUR CURRENT BUSINESS

During the year ended December 31, 2005, the Company did not have an active business, but was actively involved in a merger opportunity. On January 26, 2005, the Company entered into the Agreement with WEC referred to in the previous paragraph, however the transaction was not completed.

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


PLAN OF OPERATION

As we do not have an active operating business that we can pursue, we continue to seek either identify a suitable business opportunity or enter into a suitable business combination over the 12 month period ending December 31, 2006. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that it will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our shares of common stock. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity. Since we have had no operating history nor any revenues or earnings from operations and currently have limited financial resources, we will in all likelihood continue to sustain operating expenses without corresponding revenues. This may result in our company incurring a net operating loss which will increase continuously until we can implement its business plan and generate sufficient revenues therefrom.. The Board of Directors of WorldStar will continue to conduct all activities necessary to conserve cash and pay all liabilities.

CASH REQUIREMENTS

We will be dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $100,000 over the twelve months ending December 31, 2006 for general and administrative expenses. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.


PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate that we will expend any significant monies on research and development over the next twelve months.


PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intent to purchase any significant equipment through December 31, 2006.


EMPLOYEES

Over the twelve months ending December 31, 2006, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase in the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we retain, if any.

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

The manner in which we participate in an opportunity with a target company or acquire a business opportunity will depend on the nature of the opportunity, our needs and desires, the needs and desires of the other party, management of the opportunity, and our relative negotiating strength and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of our company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will, in all likelihood, hold a smaller percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders. During the fiscal year ended December 31, 2005, we continued to review a number of potential business opportunities, all of which we determined were not suitable to pursue having regard to a number of factors including, among other things, our Company's limited resources. There can be no assurance that management will ever be able to identify and secure a suitable business opportunity or that management has the requisite experience to recognize and understand a business operation that would benefit us. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that the acquisition of such business opportunity or the entering into of a business combination will be successful. Selecting a business opportunity will likely be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such benefits of a publicly traded corporation may include:

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



GOING CONCERN QUALIFICATION

There is substantial doubt about our ability to continue as a going concern due to the losses incurred since inception, our stockholders' deficiency, and lack of revenues. We anticipate that we may require financing from unrelated third parties in order to continue seeking a suitable business opportunity or business combination. We anticipate that we will have sufficient capital to fund our ongoing operations until that time. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely seek to secure any additional financing necessary through a private placement of our common stock. There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing ina sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

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

ABILITY TO GENERATE REVENUES IS UNCERTAIN

For the year ended December 31, 2005, we incurred a net loss of 211,868 from continuing operations. We do not anticipate generating any significant revenues until we acquire a business opportunity or complete a business combination. We also have an accumulated deficit of $361,741 as at December 31, 2005, plus a deficit of $346,250 accumulated during the development stage to December 31, 2005. At this time, our ability to generate any revenues is uncertain. The auditor's report on our December 31, 2005 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

FUTURE DILUTION

Our constating documents authorize the issuance of 25,000,000 shares of common stock, each with a par value of $0.001 In the event that we are required to issue any additional shares or enter into privateplacements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

The Company filed a Definitive 14C Information Statement on March 18, 2005, with the Securities and Exchange Commission in connection with its proposed issuance of 31,000,000 shares to acquire WEC, a private British Columbia company, and certain proposed amendments to its Articles of Incorporation increasing its authorized capital to 100,000,000 shares and changing the name of the Company to WorldStar Energy, Corp. The transaction was not completed.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board under the symbol "WSTR"(formerly "AUOM", and "AUTM"). Our common stock began quotation on the OTC Bulletin Board on March 1, 2000. The following quotations reflect the high and low bids for our common stock (before price adjustment for 15 to 1 reverse split in Q1 of 2004) based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of our common stock (obtained from Canada Stockwatch and Yahoo Finance) for the periods indicated below are as follows:


         -------------------------------- ----------------- -----------------
                      QUARTER ENDED             HIGH                 LOW

         -------------------------------- ----------------- -----------------
         March 31, 2003                         n/a                  n/a
         -------------------------------- ----------------- -----------------
         June 30, 2003                          n/a                  n/a
         -------------------------------- ----------------- -----------------
         September 30, 2003                    $0.12                $0.05
         -------------------------------- ----------------- -----------------
         December 31, 2003                     $0.16                $0.06
         -------------------------------- ----------------- -----------------
         March 31, 2004                        $6.75                $5.00
         -------------------------------- ----------------- -----------------
         June 30, 2004                         $6.30                $1.65
         -------------------------------- ----------------- -----------------
         September 30, 2004                    $6.25                $3.25
         -------------------------------- ----------------- -----------------
         December 31, 2004                     $9.00                $5.15
         -------------------------------- ----------------- -----------------
         December 31, 2005                     $20.00               $3.00
         -------------------------------- ----------------- -----------------

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any shares during the year ended December 31, 2005.

Arrangements for the Company to issue shares to satisfy subscriptions of European investors in WEC have commenced on a registration exempt basis instead of the shareholder approved merger basis proposed in the share exchange
agreement.   Upon  completion  of  the  settlement  arrangements  with  the  WEC shareholders, assuming all WEC shareholders elect to participate in the exchange, the Company expects to issue an additional 1.8 million shares.

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

RESULTS OF OPERATIONS FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

We incurred a net loss of ($211,868) from operations for the fiscal year ended December 31, 2005 compared to a net loss of ($134,382) for the year ended December 31, 2004. The net loss from continuing operations is due primarily to costs associated with actively seeking an acquisition of a suitable business opportunity and investigating the proposed transaction with WEC that was not completed. We have generated a cumulative loss since inception of $707,991 ($346,250 during the development stage). Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

During 2004, we did incur costs of $94,786 relating to the investigation of a methanol plant project in Indonesia, the project that was being acquired through the share exchange with WEC. As the transaction was not completed, those costs were charged to operations in 2005.

LACK OF REVENUES

At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our December 31, 2005, financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

LIQUIDITY AND CAPITAL RESOURCES

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our company has suffered recurring losses and has not generated profitable operations since inception. The continuance of our company as a going concern is dependent on obtaining financing from third parties. We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of December 31, 2005 and December 31, 2004, our cash and cash equivalent balances were $Nil and $2,100 respectively. We anticipate that we will require additional financing in order to continue seeking a suitable business opportunity or business combination. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock.


PLAN OF OPERATION FOR THE 12 MONTHS ENDING DECEMBER 31, 2006

We will continue to seek a new business opportunity or business combination over the 12 month period ending December 31, 2006. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

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


PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intent to purchase any significant equipment through December 31, 2005.


EMPLOYEES

Over the twelve months ending December 31, 2006, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any

NEW ACCOUNTING PRONOUNCEMENTS

The following accounting pronouncements have been introduced since the filing of the Company's Form 10K filed in May, 2005:

     a) In March 2005, the Emerging Issue Task Force issued EITF Issue 04-6, "Accounting for Stripping Costs in the Mining Industry ("EITF Issue 04-6"), stating that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No.43, "Restatement and Revision of Accounting Research Bulletins, Chapter 4, "Inventory Pricing", ("ARB No.43"). Based upon this statement, post production stripping costs are considered as costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory to be recognized in costs of coal sales in the same period as the revenue from the sale of the inventory. In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The provisions will be effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company has determined that the adoption of EITF Issue 04-6 does not have an impact on its results of operations or financial position since the Company is still in the exploration stage and has not yet realized any revenues from its operations.

     b) In March 2005, the FASB issued Interpretation No. 47 ("FIN 47") "Accounting for Conditional Asset Retirement Obligations -- an interpretation of FASB Statement No. 143". A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. The Company does not have any conditional asset retirement obligations.

     c) The following standards issued by the FASB do not impact the Company at this time:

          SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4" effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

          SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005.

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





                             WORLDSTAR ENERGY, CORP.
                          (FORMERLY AUTEO MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                DECEMBER 31, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareholders
Worldstar Energy, Corp. (formerly Auteo Media Inc.)
(A Development Stage Company):


We have audited the accompanying balance sheet of Worldstar Energy, Corp. (formerly Auteo Media Inc.) (A Development Stage Company) as of December 31, 2005, and the related statements of operations, stockholders' deficiency and cash flows for the year then ended and for the period from inception of the development stage on January 1, 2004 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Company's financial statements as of and for the year ended December 31, 2004, and the cumulative data from January 1, 2004, inception of the development stage, to December 31, 2004 in the statements of operations, shareholders' deficiency which were audited by another firm of auditors whose report dated April 8, 2005, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it related to the amounts included for cumulative data from inception of the development stage on January 1, 2004 to December 31, 2004, is based solely on the report of the other auditor.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WorldStar Energy, Corp. (formerly Auteo Media Inc.) (A Development Stage Company) as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, and for the period from January 1, 2004, inception of the development stage, to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                             /s/ TELFORD SADOVNICK, P.L.L.C.
                                                 Certified Public Accountants

May 12, 2006
Bellingham, Washington

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

                                             /s/ Dohan and Company, CPA's, P;A;

April 8, 2005



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
BALANCE SHEET
(Expressed in United States Dollars)
AS AT DECEMBER 31

=============================================================================================================================

                                                                                                     2005              2004
------------------------------------------------------------------------------------------- ----------------- --------------



ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                               $          -      $       2,100


DEFERRED ACQUISITION COSTS                                                                             -             94,786
                                                                                            -------------     -------------

TOTAL ASSETS                                                                                $        -        $      96,886
=============================================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                                $     146,921     $     108,913
    Due to related parties                                                                        121,875            44,901
                                                                                            -------------     -------------

Total current liabilities                                                                         268,796           153,814
                                                                                            -------------     -------------

SHAREHOLDERS' DEFICIENCY
    Capital stock
       Authorized - 100,000,000 common shares, par value $0.001
       Issued - 177,084  common shares as of December 31, 2005 and 2004                               177               177
    Additional paid-in capital                                                                    433,809           433,809
    Accumulated other comprehensive income                                                          5,209             5,209
    Deficit previously accumulated                                                               (361,741)         (361,741)
    Deficit accumulated during the development stage                                             (346,250)         (134,382)
                                                                                            --------------    --------------

                                                                                                 (268,796)          (56,928)
                                                                                            --------------    --------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                              $        -        $      96,886
=============================================================================================================================


   The accompanying notes are an integral part of these financial statements.


WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Expressed in United States dollars)


=================================================================================================================================
                                                                                                                      Cumulative
                                                                                                                  from inception
                                                                                                                  of development
                                                                                                                  stage (January
                                                                                    Year Ended       Year Ended      1, 2004) to
                                                                                  December 31,     December 31,     December 31,
                                                                                          2005             2004             2005
--------------------------------------------- --------------- ---------------- ---------------- ---------------- ----------------


EXPENSES
    Consulting and management fees                                             $        60,000  $        25,175  $        85,175
    Foreign exchange loss                                                                 -               3,275            3,275
    Investor communications                                                              3,161             -               3,161
    Office and administration                                                               80            2,207            2,287
    Professional fees                                                                   47,712           42,625           90,337
    Rent                                                                                 -                7,500            7,500
    Transfer agent and filing fees                                                       6,129            3,385            9,514
    Write-off of refundable deposits                                                        -            52,375           52,375
    Write-off of deferred acquisition costs                                             94,786               -            94,786
                                                                               ---------------  ---------------  ---------------


LOSS BEFORE INTEREST INCOME                                                           (211,868)        (136,542)        (348,410)

Interest income                                                                             -             2,160            2,160
                                                                               ---------------  ---------------  ---------------


NET LOSS                                                                       $      (211,868) $      (134,382) $      (346,250)
=================================================================================================================================

BASIC AND DILUTED NET LOSS PER COMMON SHARE                                    $        (1.20)  $        (0.76)
=================================================================================================================================


BASIC AND DILUTED  WEIGHTED  AVERAGE  NUMBER
OF COMMON SHARES OUTSTANDING                                                           177,084          177,084
=================================================================================================================================

   The accompanying notes are an integral part of these financial statements.



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company) STATEMENT OF SHAREHOLDERS' DEFICIENCY (Expressed in United States dollars)

=================================================================================================================================

                             Common Stock
                     -----------------------------
                                                                                                       Deficit
                                                                     Accumulated                   Accumulated
                             Number                    Additional          Other       Deficit      During the
                          of Shares                       Paid-in  Comprehensive    Previously     Development
                            Issued         Amount        Capital         Income    Accumulated          Stage          Total
-------------------- -------------- -------------- -------------- -------------- -------------- -------------- --------------

Balance at
  December 31,
  2002                     116,750  $         117  $     394,619  $          -   $    (259,559) $          -   $     135,177
Shares issued for
debt settlement at
$0.75                       26,667             27         19,973             -              -              -          20,000
Shares issued for
debt settlement at
$0.60                        6,667              6          3,994             -              -              -           4,000
Shares issued for
debt settlement at
$0.45                       16,667             17          7,483             -              -              -           7,500
Shares issued for
debt settlement at
$0.75                        5,333              5          3,995             -              -              -           4,000
Shares issued for
debt settlement at
$0.75                        5,000              5          3,745             -              -              -           3,750
Net loss                        -              -              -              -        (102,182)            -        (102,182)
Foreign currency
  translation
  adjustment                    -              -              -           5,209             -              -           5,209
                     -------------- -------------- -------------- -------------- -------------- -------------- --------------

Balance at
  December 31,
  2003                     177,084            177        433,809          5,209       (361,741)            -          77,454

Net loss                        -              -              -              -              -        (134,382)      (134,382)
                     -------------- -------------- -------------- -------------- -------------- -------------- --------------

Balance at
  December 31,
  2004                     177,084            177        433,809          5,209       (361,741)      (134,382)       (56,928)

Net loss                        -              -              -              -              -        (211,868)      (211,868)
                     -------------- -------------- -------------- -------------- -------------- -------------- --------------

Balance at
  December 31,
  2005                     177,084  $         177  $     433,809  $       5,209  $    (361,741) $    (346,250) $    (268,796)
=================================================================================================================================

   The accompanying notes are an integral part of these financial statements.



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A  Development  Stage  Company)  STATEMENT OF CASH FLOWS  (Expressed  in United
States dollars)

=================================================================================================================================
                                                                                                                  Cumulative from
                                                                                                                 new inception of
                                                                                                                      development
                                                                                                                   stage (January
                                                                                     Year Ended     Year Ended        1, 2004) to
                                                                                   December 31,   December 31,  December 31, 2005
                                                                                           2005           2004
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM (USED IN) OPERATING ACTIVITIES:
    Net loss                                                                    $      (211,868) $      (134,382 $     (346,250)
    Items not involving cash:
       Accrued interest on note receivable                                                 -              (2,160)        (2,160)
       Foreign exchange loss                                                               -               3,275          3,275
       Write-off of refundable deposit                                                     -              52,375         52,375
       Write-off of deferred costs                                                       94,786             -            94,786
       Expenses accrued by related party                                                 63,176           22,500         85,676
      Changes in non-cash operating working capital:
       Increase   in   accounts   payable   and                                                                7
                                                                                                               -
        accrued liabilities                                                              51,806           50,01         101,823
                                                                                ---------------  -------------- ---------------

    Net cash used in operating activities                                                (2,100)          (8,375)       (10,475)
                                                                                ---------------  -------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from related parties                                                            -            10,467         10,467
                                                                                ---------------  -------------- ---------------

INCREASE    (DECREASE)   IN   CASH   AND   CASH                                                                2
EQUIVALENTS                                                                              (2,100)           2,09              (8)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              2,100                8              8
                                                                                ---------------  -------------- ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                          $          -     $         2,100$          -
=================================================================================================================================

CASH PAID FOR INCOME TAXES                                                      $            -   $            - $            -
CASH PAID FOR INTEREST                                                          $            -   $            - $            -
=================================================================================================================================

SUPPLEMENTAL  DISCLOSURE  WITH  RESPECT TO CASH
FLOWS:
    SETTLEMENT OF RELATED PARTY DEBT IN
    EXCHANGE FOR THE ASSIGNMENT OF NOTES
    RECEIVABLE AND RELATED ACCRUED INTEREST
    RECEIVABLE                                                                  $         -      $        59,764 $        59,764
    DEFERRED ACQUISITION COSTS INCLUDED IN
    ACCOUNTS PAYABLE                                                            $         -      $        94,786 $        94,786
    NOTES RECEIVABLE SETTLED FOR ACCOUNTS
    PAYABLE                                                                     $         -      $        29,245 $        29,245
    ACCOUNTS PAYABLE PAID BY RELATED PARTIES                                    $        13,798  $        22,401 $        36,199
=================================================================================================================================


   The accompanying notes are an integral part of these financial statements.

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
(Expressed in United States dollars)
================================================================================


NOTE 1.      NATURE AND CONTINUANCE OF OPERATIONS

BASIS OF PRESENTATION

WorldStar Energy, Corp. (the "Company") (formerly Auteo Media, Inc.) was incorporated in the State of Nevada on November 8, 1996 and operated as an online and point-of-purchase automotive communications and commerce company and operated under the trade name "Dealer Specialties". On April 1, 2005, the Company changed its name from Auteo Media, Inc. to WorldStar Energy, Corp. On July 15, 2002, the Company sold assets, including those associated with data collection and labeling through its Dealers Specialties franchise, to Trader Labeling, LLC. Commencing January 1, 2004, the Company was considered to be in the development stage.

The Company's current operating activities are its business development and consulting practices, particularly in mergers and acquisitions, however, the Company has not generated any revenues in the past two fiscal years. The Company is pursuing new business opportunities.

GOING CONCERN

The Company incurred cumulative net losses of $346,250 (2004 - $134,382) since the inception of the development stage. Currently, the Company does not have significant cash or other material assets, nor does it have a source of revenue sufficient to cover its operating costs. These facts raise substantial doubt about its ability to continue as a going concern. The Company's director has committed to financing operating costs of the Company as required through debt and/or equity financing.

Management does not believe that it will be able to generate revenues without finding and completing an acquisition of a suitable business opportunity. The ability of the Company to continue as a going concern is dependent on securing funding or from the acquisition of a business opportunity. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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

CASH AND CASH EQUIVALENTS

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At December 31, 2005, the Company had no cash equivalents.

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
(Expressed in United States dollars)
================================================================================

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

INCOME TAXES

The Company follows the asset and liability method of accounting for income taxes. Under this method, current income taxes are recognized for the estimated income taxes payable for the current year. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as the benefit of losses available to be carried forward to future years for tax purposes.

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

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
================================================================================


NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.


NEW ACCOUNTING PRONOUNCEMENTS

The following accounting pronouncements have been introduced since the filing of the Company's Form 10K filed on May 19, 2005, none of which have any impact on the Company at this time:



d) In March 2005, the Emerging Issue Task Force issued EITF Issue 04-6, "Accounting for Stripping Costs in the Mining Industry ("EITF Issue 04-6") effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005.

e) In March 2005, the FASB issued Interpretation No. 47 ("FIN 47") "Accounting for Conditional Asset Retirement Obligations -- an interpretation of FASB Statement No. 143" effective no later than the end of fiscal years ending after December 15, 2005. :

f) SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4" effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

g) SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005.

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
================================================================================


NOTE 3.      NOTES RECEIVABLE

 On June 1, 2004, the counter party of a $50,000 unsecured note receivable, who is a consultant to and a director of the Company, assumed $34,821 of the secured note receivable. On June 15, 2004, this counter party, who at that date was responsible for the total amount of notes receivable outstanding including related interest, assumed an amount of $59,764 owing to a former director of the Company pursuant to an assignment agreement. Immediately thereafter, this counter party settled notes receivable, including related interest, of $59,764 in exchange for the $59,764 previously owed to a former director of the Company. The remaining notes receivable balance was exchanged for certain expenses paid by the counter party on behalf of the Company, included in accounts payable, in the amount of $29,245.


NOTE 4.      REFUNDABLE DEPOSITS

The Company had deposited funds with an advisory group in contemplation of a business acquisition. The monies were refundable until such time that the group sourced a completed merger transaction. The Company subsequently entered into a separate transaction, and had written-off this balance as of December 31, 2004.


NOTE 5.      DEFERRED ACQUISITION COSTS

During the year ended December 31, 2004, the Company incurred costs in connection with the investigation of a methanol development project in Indonesia. Those costs included fees paid to a consulting engineer, together with fees accrued to a third party consultant for preliminary project planning services. These expenditures relate directly to the share exchange transaction (Note 12), and therefore, the Company had deferred these costs. Subsequent to December 31, 2005, a decision to suspend any further investment in the project was made, therefore these costs were written-off to operations.

NOTE 6.      CAPITAL STOCK

The authorized common stock of the Company consists of 100,000,000 shares (previously 25,000,000 shares) with a par value of $0.001, following the approval by shareholders of an Amendment to the Company's Articles of Incorporation effective April 1, 2005.

On March 4, 2004, the State of Nevada approved the Company's plan of a reverse split of its common stock whereby one share was issued for each fifteen shares of the outstanding shares. At that date, the number of common shares outstanding decreased from 2,655,612 to 177,084. All share and per share amounts have been restated to reflect the stock split.

NOTE 7.    RELATED PARTY TRANSACTIONS

For the year, the Company paid or accrued $60,000 (2004 - $25,175) in management fees and $13,798 (2004 - $7,500) in expense reimbursements to a director. Amounts due to related parties at December 31, 2005 of $121,875 (2004 - $44,901) are owed to a director, are unsecured and have no specific terms of repayment, and are comprised of accrued fees and expenses paid on behalf of the Company

A relative of a former officer and director had advanced funds to cover operating expenses of the Company. All amounts owing to the Company's former related parties were settled during the year ended December 31, 2004 (Note 3).

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
================================================================================


NOTE 8.      INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory federal rate of 34% is approximately as follows:


                                                                DECEMBER 31, 2005   DECEMBER 31, 2004
                                                              --------------------  -----------------
              Expected tax benefit at statutory rate          $          (72,035)   $         (45,700)
              Unrecognized benefit of operating
                 loss carry-forwards                                      72,035    $          45,700
                                                              --------------------  -----------------

                                                              $               -     $               -
                                                              ==================    =================


The  components  of deferred tax assets and  liabilities  are  approximately  as follows:
                                                               DECEMBER 31, 2005    DECEMBER 31, 2004
                                                              --------------------  -----------------
     Deferred tax asset:
              Income tax benefit
                 of operating loss carry-forwards             $          174,000    $         102,000
      Valuation allowance                                               (174,000)   $        (102,000)
                                                              -------------------   ------------------

      Net deferred tax asset                                  $               -     $               -
                                                              ==================    ==================


At December 31, 2005, the Company had a net operating loss carry-forward of approximately $510,000. This loss may be carried forward to offset federal income taxes in various future years through year 2025. During the year ended December 31, 2003, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

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

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
================================================================================


NOTE 11      CONTRACTUAL OBLIGATIONS

The Company had no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters, except as disclosed. Rental of premises is on a month-to-month basis



NOTE 12.     PROPOSED ACQUISITION

On January 26, 2005, the Company entered into a share exchange agreement to acquire 100% of the outstanding shares of WorldStar Energy Corp. ("WEC"), a private Canadian company, in exchange for the issuance of 31,000,000 common shares of the Company.

The Company amended its Articles of Incorporation authorizing the change of its name to WorldStar Energy, Corp. and increased in its authorized share capital to 100,000,000 shares, reflecting the Company's plans to enter in to the energy business in connection with the share exchange.

On March 27, 2006, the Company announced that it would not be making further investments in connection with WEC and the proposed Indonesian methanol plant, due principally to lack of financing for the project. Arrangements for the Company to issue shares to satisfy subscriptions of European investors in WEC have commenced on a registration exempt basis instead of the shareholder approved merger basis proposed in the share exchange agreement. Upon completion of the settlement arrangements with the WEC shareholders, assuming all WEC shareholders elect to participate in the exchange, the Company expects to issue an additional 1.8 million shares.


NOTE 13.     SUBSEQUENT EVENT

On  March  27,  2006,  the  Company  announced  the  suspension  of any  further
investment  in  the   Indonesian   methanol   project  and  its  intention  make
arrangements to issue shares to the cash-paid shareholders of WEC.

                                     ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 9, 2006, the Board of Directors of the Company approved the appointment of Telford Sadovnick PLLC ("Telford"), as our new independent auditors effective that date, and the termination of Dohan and Company, CPA's, P.A. ("Dohan") of Miami, Florida ("Dohan") as the principal accountant engaged to audit the Company's financial statements. The change in the Company's certifying accountant was due to the Dohan not standing for re-appointment. During the year ended December 31, 2004, and from the date of appointment of Dohan as the Company's independent accountant on February 28, 2005, and through the date of this report, (i) there were no "reportable events," as defined in Item 304(a)(1)(v) of Regulation S-K, and (ii) we did not, and nobody on our behalf has, consulted Telford regarding any of the accounting and auditing matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K. The report of Dohan on our financial statements for the year ended December 31, 2004, did not contain an adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the report contained an explanatory paragraph regarding our ability to continue as a going concern. The change of Dohan was effective as of May 9, 2006, and was approved by our director, and was not due to any disagreement between us and Dohan. During the year ended December 31, 2004, and from the date of appointment of Dohan as the Company's independent accountant on February 28, 2005, and the subsequent interim periods preceding Dohan's dismissal, there were no disagreements with Dohan on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Dohan's, would have caused Dohan to make reference to the subject matter of the disagreement in connection with its report. We have authorized Dohan to respond fully to any subject matter with respect to our financial statements. We have not been advised by Dohan of any of the following:

         a) lack of internal controls necessary for us to develop reliable financial statements;

         b) any information that has come to the attention of our independent accountants that has lead them to no longer rely on management's representations or that has made them unwilling to be associated with the financial statements prepared by management;

         c) any need to expand significantly the scope of their audit or information that has come to their attention during the fiscal years prior to and preceding the change in independent accountants that, if further investigated, would: (i) materially impact the fairness or reliability of the previously issued independent accountants' report or the financial statements issued or covering such period; or (ii) cause Dohan to become unwilling to rely on management's representations or that has made them unwilling to be associated with our financial statements, or due to the dismissal of Dohan or any other reason, Dohan did not so expand the scope of the audit or conduct such further investigation; or

         d) any information that has come to the attention of Dohan that has lead them to conclude that such information materially impacts the fairness or reliability of the audit reports or the financial statements issued covering the two fiscal years prior to and preceding the change in the independent accountants (including information that, unless resolved, to the satisfaction of such independent accountant, would prevent it from rendering an unqualified audit report on those financial statements ) and due to the dismissal of Dohan or any other reason, any issue has not been resolved to such independent accountants satisfaction prior to the dismissal of Dohan.

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

As at May 17, 2006 our directors and executive officers, their ages, positions held, and duration of such, are as follows:
----------------------- ------------------------- --------- --------------------
             NAME              POSITION HELD         AGE      DATE APPOINTED
----------------------- ------------------------- --------- --------------------

----------------------- ------------------------- --------- --------------------
Michael W. Kinley       President and Director        55      December, 2003
----------------------- ------------------------- --------- --------------------

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


MICHAEL W.  KINLEY, PRESIDENT AND DIRECTOR

Mr. Kinley is currently the President of Winslow Associates Management & Communications Inc., a private business and financial management consulting firm, a position he has held since March 1993. His other relevant experience includes the following positions:

Director and CFO of StonePoint Global Brands Inc. since June 2004; CFO of Cardero Resources Corp. since August 2005, CFO of Wealth Mineral Limited since July 2005; Director and CFO of Indico Technologies Ltd. since January, 2005; President, CEO, CFO and Director of Noise Media Inc.. from February 1997 to present; President and Director of Can-Asia Minerals Inc. (formerly Jon Daring Group Inc.) since February, 2005; President and Director of Abstract Enterprises Corp. from September 1997 to December 2005;


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



---------------------------------------------------------------------------------- --------------------------------------------
                               Annual Compensation                                           Long Term Compensation
---------------------------------------------------------------------------------- --------------------------------------------
      Name and             Year          Salary          Bonus                       Securities
      Position                                                                     under option       Restricted
                                                                    Other Annual         / SARS        shares or         LTIP /
                                                                    Compensation        Granted            Units        Payouts
---------------------- -------------- -------------- -------------- -------------- -------------- -------------- --------------
Michael Kinley             2005             $60,000            Nil            Nil            Nil            Nil            Nil
President and
Director
---------------------- -------------- -------------- -------------- -------------- -------------- -------------- --------------
                           2004             $22,500            Nil            Nil            Nil            Nil            Nil
---------------------- -------------- -------------- -------------- -------------- -------------- -------------- --------------
                           2003                 Nil            Nil            Nil            Nil            Nil            Nil
---------------------- -------------- -------------- -------------- -------------- -------------- -------------- --------------
Donald Bell,               2004              $7,500            Nil            Nil            Nil            Nil            Nil
Former Chairman,
CEO, Secretary (1)
---------------------- -------------- -------------- -------------- -------------- -------------- -------------- --------------
                           2003             $45,000            Nil            Nil            Nil            Nil            Nil
---------------------- -------------- -------------- -------------- -------------- -------------- -------------- --------------

(1) Mr. Bell was appointed our President, Chief Executive Officer and director on September 5, 2002.Mr.Bell was also appointed our Secretary and Treasurer on September 10, 2002. Mr. Bell resigned as President on December 2, 2003. Mr. Michael Kinley was appointed President and Director on December 2, 2003.

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

STOCK OPTIONS/SAR GRANTS

There were no grants of stock options or stock appreciation rights made during the fiscal year ended December 31, 2005, to our named executive officers.

There were no aggregated option/SAR exercises in the year ended December 31, 2005.

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


DIRECTORS COMPENSATION

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2005.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended December 31, 2005. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

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

---------------------------- -------------------------- ------------------------
    NAME AND ADDRESS OF         AMOUNT AND NATURE OF        PERCENTAGE OF CLASS
    --------------------        --------------------        -------------------
      BENEFICIAL OWNER          BENEFICIAL OWNERSHIP
---------------------------- -------------------------- ------------------------

---------------------------- -------------------------- ------------------------
 Cede & Co                      157,403 common shares             41.74%
---------------------------- -------------------------- ------------------------

(1) Based on 377,084 shares of common stock issued and outstanding as of May 16, 2006.

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

         8K re auditor change filed May 16, 2006

EXHIBITS  REQUIRED BY ITEM 601 OF REGULATION S-B EXHIBIT NUMBER AND  DESCRIPTION
(3) ARTICLES OF INCORPORATION/BYLAWS

         3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on September 3, 1999)

         3.2 Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on September 3, 1999)

         31 and 32 Certifications Pursuant To 18 U.S.C.Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002


MATERIAL CONTRACTS

         Share Exchange Agreement incorporated by reference

                                    ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees consist of fees billed or accrued for professional services rendered for the audit of the Company's financial statements and the review of the interim statements. The total fees billed by Dohan and Company, CPA's, P.A. was $24,274 for 2004 and $9,125 for 2005 interim reviews.




OTHER

There were no audit related services and no fees billed for professional services for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2004 and December 31, 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



WORLDSTAR ENERGY, CORP.
a Nevada corporation


/s/ MICHAEL KINLEY
-----------------------
By: Michael Kinley
President and Director
Date:    May 17, 2006



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES

/s/ MICHAEL KINLEY

Michael Kinley, President and Director

Date: May 17, 2006