Form 10QSB
period 2006-03-31
WORLDSTAR ENERGY, CORP.
filed 2006-05-22
CIK 1093677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended March 31, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ______________________ to____________


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Based on the closing sale price of $1.50 for our common stock on the OTC Bulletin Board System on May 18, 2006, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $265,626. As of May 18, 2006, 377,084 shares of our common stock, $.001 par value, were outstanding.

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

                             WORLDSTAR ENERGY, CORP.
                          (formerly Auteo Media, Inc.)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                      (Expressed in United States Dollars)
                      (Unaudited - Prepared by Management)

                                 MARCH 31, 2006

        MANAGEMENT'S STATEMENT OF RESPONSIBILITY FOR FINANCIAL REPORTING


The accompanying consolidated financial statements of the Company for the period ended March 31, 2006 have been prepared by management in accordance with generally accepted accounting principles. The integrity of data in these consolidated financial statements is the responsibility of management. Management maintains a system of internal controls to provide reasonable assurance that all assets are safeguarded and to produce reliable accounting records.

External auditors have not reviewed these consolidated financial statements. The audit committee of the Company has reviewed these consolidated financial statements with management and have reported to the Board of Directors. The Board has approved the consolidated financial statements contained herein.




Signed:

/s/ MICHAEL KINLEY
____________________________
    Michael Kinley, Director


WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
BALANCE SHEET
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)

=========================================================================================== ================= ================
                                                                                                   March 31,     December 31,
                                                                                                        2006             2005
------------------------------------------------------------------------------------------- ----------------- ----------------
                                                                                                                 (audited)

ASSETS

Current assets
    Cash and cash equivalents                                                               $          -      $          -


Deferred acquisition costs                                                                             -                 -
                                                                                            -------------     ------------

Total assets                                                                                $        -        $        -
=========================================================================================== ================= ================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
    Accounts payable and accrued liabilities                                                $     111,722     $     146,921
    Due to related parties                                                                        129,375           121,875
                                                                                            -------------     -------------

Total current liabilities                                                                         241,097           268,796
                                                                                            -------------     -------------

Shareholders' deficiency
    Capital stock
       Authorized - 100,000,000 common shares, par value $0.001
       Issued - 377,084 common shares as of March 31, 2006 (December 31, 2005 -
177,084
       shares)                                                                                        377               177
    Additional paid-in capital                                                                    683,609           433,809
    Accumulated other comprehensive income                                                          5,209             5,209
    Deficit previously accumulated                                                               (361,741)         (361,741)
    Deficit accumulated during the development stage                                             (568,551)         (346,250)
                                                                                            --------------    --------------

                                                                                                 (241,097)         (268,796)

Total liabilities and shareholders' deficiency                                              $        -        $        -
=========================================================================================== ================= ================


   The accompanying notes are an integral part of these financial statements.



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

============================================= =============== ================ ================ ================ ================
                                                                                                                      Cumulative
                                                                                                                  from inception
                                                                                  Three Months     Three Months   of development
                                                                                         Ended            Ended   stage (January
                                                                                     March 31,        March 31,      1, 2004) to
                                                                                          2006             2005  March  31, 2006
--------------------------------------------- --------------- ---------------- ---------------- ---------------- ----------------

EXPENSES
    Consulting and management fees                                             $         7,500  $        15,000  $        92,675
    Foreign exchange loss                                                                 -                -               3,275
    Investor communications                                                               -               1,682            3,161
    Office and administration                                                             -                -               2,287
    Professional fees                                                                    2,448           10,000           92,785
    Rent                                                                                 -                 -               7,500
    Transfer agent and filing fees                                                          60            2,006            9,574
    Write-off of refundable deposits                                                        -              -              52,375
    Write-off of Indonesian project costs                                              212,293             -             212,293
    Write-off of deferred acquisition costs                                                 -                -            94,786
                                                                               ---------------  ---------------  ---------------
Loss before interest income                                                           (222,301)         (28,688)        (570,711)

Interest income                                                                             -                -             2,160
                                                                               ---------------  ---------------  ---------------
Net loss                                                                       $      (222,301) $       (28,688) $      (568,551)
============================================= =============== ================ ================ ================ ================
Basic and diluted net loss per common share                                    $        (1.24)  $        (0.16)
============================================= =============== ================ ================ ================ ================
Basic and diluted  weighted  average  number
of common shares outstanding                                                           179,306          177,084
============================================= =============== ================ ================ ================ ================


   The accompanying notes are an integral part of these financial statements.



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company) STATEMENT OF SHAREHOLDERS' DEFICIENCY (Expressed in United States dollars) (Unaudited - Prepared by Management)

======================== ============================= ============== ============= ============== ============== ==============
                                 Common Stock
                         -----------------------------
                                                                                                          Deficit
                                                                         Accumulated                  Accumulated
                                 Number                    Additional          Other      Deficit      During the
                              of Shares                       Paid-in  Comprehensive   Previously     Development
                                Issued         Amount        Capital        Income    Accumulated          Stage          Total
------------------------ -------------- -------------- -------------- ------------- -------------- -------------- --------------

Balance at
  December 31,
    2002                       116,750  $         117  $     394,619  $          -  $    (259,559) $          -   $     135,177
Shares issued for debt
  settlement at $0.75           26,667             27         19,973             -             -              -          20,000
Shares issued for debt
  settlement at $0.60            6,667              6          3,994             -             -              -           4,000
Shares issued for debt
  settlement at $0.45           16,667             17          7,483             -             -              -           7,500
Shares issued for debt
  settlement at $0.75            5,333              5          3,995             -             -              -           4,000
Shares issued for debt
  settlement at $0.75            5,000              5          3,745             -             -              -           3,750
Net loss                            -              -              -              -       (102,182)            -        (102,182)
Foreign currency
  translation
  adjustment                        -              -              -           5,209            -              -         5,209
                         -------------  -------------  -------------  ------------- -------------  -------------  -----------
Balance at
  December 31,
  2003                         177,084            177        433,809          5,209      (361,741)            -          77,454

Net loss                            -              -              -              -             -        (134,382)      (134,382)
                         -------------  -------------  -------------  ------------- -------------  -------------  -------------
Balance at
  December 31,
  2004                         177,084            177        433,809          5,209      (361,741)      (134,382)       (56,928)

Net loss                            -              -              -              -             -        (211,868)      (211,868)
                         -------------  -------------  -------------  ------------- -------------  -------------- --------------
Balance at
  December 31, 2005            177,084  $         177  $     433,809  $       5,209 $    (361,741) $    (346,250) $    (268,796)

Shares issued for debt
and
  project cost at $1.25        200,000            200        249,800             -             -              -         250,000
Net loss                            -              -              -              -             -        (222,301)      (222,301)
                         -------------  -------------  -------------  ------------- -------------  -------------- --------------
Balance at
  March 31, 2006               377,084  $         377  $    683,,609  $       5,209 $    (361,741) $    (568,551) $    (241,097)

======================== ============== ============== ============== ============= ============== ============== ==============


   The accompanying notes are an integral part of these financial statements.



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

================================================ =============== ============= ================ =============== ==================
                                                                                                                  Cumulative from
                                                                                                                 new inception of
                                                                                                                      development
                                                                                  Three Months    Three Months     stage (January
                                                                                         Ended           Ended        1, 2004) to
                                                                                     March 31,       March 31,     March 31, 2006
                                                                                          2006            2005
------------------------------------------------ --------------- ------------- ---------------- --------------- ------------------

CASH FLOW FROM (USED IN) OPERATING ACTIVITIES:
    Net loss                                                                   $      (222,301) $       (28,688)$      (568,551)
    Items not involving cash:
       Accrued interest on note receivable                                                -               -              (2,160)
       Foreign exchange loss                                                              -               -               3,275
       Write-off of refundable deposit                                                    -               -              52,375
       Write-off of deferred costs                                                        -                -             94,786
       Write-off of Indonesian project costs                                           212,293             -            212,293
       Expenses accrued by related party                                                 7,500           16,682          93,176
      Changes  in  non-cash  operating  working
       capital:
       Increase   in   accounts   payable   and
        accrued liabilities                                                              2,508            9,906         104,331
                                                                               ---------------  --------------- ---------------

    Net cash used in operating activities                                                   -            (2,100)        (10,475)
                                                                               ---------------  --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from related parties                                                           -                -           10,467
                                                                               ---------------  --------------- ---------------

Increase    (decrease)   in   cash   and   cash                                                                )
equivalents                                                                               -              (2,100              (8)

Cash and cash equivalents, beginning of year                                                -             2,100               8
                                                                               ---------------  --------------- ---------------

Cash and cash equivalents, end of year                                         $          -     $          -    $          -
================================================ =============== ============= ================ =============== ==================

Cash paid for income taxes                                                     $            -   $            -  $            -
Cash paid for interest                                                         $            -   $            -  $            -
================================================ =============== ============= ================ =============== ==================
SUPPLEMENTAL  DISCLOSURE  WITH  RESPECT TO CASH
FLOWS:
    Settlement   of   related   party  debt  in
    exchange  for  the   assignment   of  notes
    receivable  and  related  accrued  interest
    receivable                                                                 $         -      $         -     $        59,764
    Shares issued for debt settlement                                          $        37,707                  $        37,707
    Deferred   acquisition  costs  included  in
    accounts payable                                                           $         -      $         -     $        94,786
    Notes   receivable   settled  for  accounts
    payable                                                                    $         -      $         -     $        29,245
    Accounts payable paid by related parties                                   $         -      $         5,798 $        36,199
================================================ =============== ============= ================ =============== ==================


   The accompanying notes are an integral part of these financial statements.


WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
 (Expressed in United States dollars)
(Unaudited - Prepared by Management)
MARCH 31, 2006



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

GOING CONCERN

The Company incurred cumulative net losses of $568,551 (December 31, 2005 - $346,250) since the inception of the development stage. Currently, the Company does not have significant cash or other material assets, nor does it have a source of revenue sufficient to cover its operating costs. These facts raise substantial doubt about its ability to continue as a going concern. The Company's director has committed to financing operating costs of the Company as required through debt and/or equity financing.

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

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
 (Expressed in United States dollars)
(Unaudited - Prepared by Management)
MARCH 31, 2006


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

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
 (Expressed in United States dollars)
(Unaudited - Prepared by Management)
MARCH 31, 2006



Note 2.      Summary of significant accounting policies (continued)

COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.


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

b) In March 2005, the FASB issued Interpretation No. 47 ("FIN 47") "Accounting for Conditional Asset Retirement Obligations -- an interpretation of FASB Statement No. 143" effective no later than the end of fiscal years ending after December 15, 2005. :

c) SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4" effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

d) SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005.

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
 (Expressed in United States dollars)
(Unaudited - Prepared by Management)
MARCH 31, 2006


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

During the three months ended March 31, 2006, the Company issued 200,000 shares relating to debt settlement and the cost of the Indonesian project which was abandoned.

NOTE 7.    RELATED PARTY TRANSACTIONS

For the period, the Company paid or accrued $7,500 (2005 - $15,000) in management fees and $Nil (2005 - $5,798) in expense reimbursements to a director. Amounts due to related parties at March 31, 2006 of $129,375 (December 31, 2005 - $121,875) are owed to a director, are unsecured and have no specific terms of repayment, and are comprised of accrued fees and expenses paid on behalf of the Company. A relative of a former officer and director had advanced funds to cover operating expenses of the Company. All amounts owing to the Company's former related parties were settled during the year ended December 31, 2004 (Note 3).

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
 (Expressed in United States dollars)
(Unaudited - Prepared by Management)
MARCH 31, 2006




Note 8.      Income taxes

The income tax provision reconciled to the tax computed at the statutory federal rate of 34% is approximately as follows:



                                                                March  31, 2006          March 31, 2005
                                                                ---------------          --------------
              Expected tax benefit at statutory rate          $          (75,580)   $          (9,800)
              Unrecognized benefit of operating
                 loss carry-forwards                                      75,580    $           9,800
                                                              --------------------  -----------------

                                                              $               -     $               -
                                                              ==================    =================



The components of deferred tax assets and liabilities are approximately as follows:



                                                                  March  31, 2006        December 31, 2005

     Deferred tax asset:
              Income tax benefit
                 of operating loss carry-forwards             $          250,000       $         174,000
      Valuation allowance                                               (250,000)      $        (174,000)
                                                              -------------------      ------------------

      Net deferred tax asset                                  $               -        $               -
                                                              ==================       =================


At March 31, 2006, the Company had a net operating loss carry-forward of approximately $730,000. This loss may be carried forward to offset federal income taxes in various future years through year 2026. During the year ended December 31, 2003, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

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

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
 (Expressed in United States dollars)
(Unaudited - Prepared by Management)
MARCH 31, 2006


NOTE 11      CONTRACTUAL OBLIGATIONS

The Company had no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters, except as disclosed. Rental of premises is on a month-to-month basis

NOTE 12.     INDONESIAN PROJECT

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

On March 27, 2006, the Company announced that it would not be making further investments in connection with WEC and the proposed Indonesian methanol plant, due principally to lack of financing for the project. Arrangements for the Company to issue shares to satisfy subscriptions of European investors in WEC have commenced on a registration exempt basis instead of the shareholder approved merger basis proposed in the share exchange agreement. Upon completion of the settlement arrangements with the WEC shareholders, assuming all WEC shareholders elect to participate in the exchange, the Company expects to issue an additional 1.8 million shares, which will be charged to operations a cost of that project.

NOTE 13.     SUBSEQUENT EVENT

The Company has received settlement agreements from WEC shareholders for a obligation to issue approximately 242,000 shares.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS This interim report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

OUR CURRENT BUSINESS

During the period ended March 31, 2006, the Company did not have an active business, but was actively involved in a merger opportunity. On January 26, 2005, the Company entered into the Agreement with WEC referred to in the previous paragraph, however the transaction was not completed.

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

PLAN OF OPERATION

As we do not have an active operating business that we can pursue, we continue to seek either identify a suitable business opportunity or enter into a suitable business combination over the 12 month period ending March 31, 2007. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that it will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our shares of common stock. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity. Since we have had no operating history nor any revenues or earnings from operations and currently have limited financial resources, we will in all likelihood continue to sustain operating expenses without corresponding revenues. This may result in our company incurring a net operating loss which will increase continuously until we can implement its business plan and generate sufficient revenues therefrom.. The Board of Directors of WorldStar will continue to conduct all activities necessary to conserve cash and pay all liabilities.

CASH REQUIREMENTS

We will be dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $100,000 over the twelve months ending March 31, 2007 for general and administrative expenses. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate that we will expend any significant monies on research and development over the next twelve months.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intent to purchase any significant equipment through March 31, 2007..

EMPLOYEES

Over the twelve months ending March 31, 2007, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase in the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we retain, if any.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


EXPENSES

At this time, the company anticipates general administrative and operations expenses for the year endeing March 31, 2007 to be approximately $100,000. We will be dependent upon proceeds from the sale of our securities for the near future. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

LIQUIDITY AND CAPITAL RESOURCES

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our company has suffered recurring losses and has not generated profitable operations since inception. The continuance of our company as a going concern is dependent on obtaining financing from third parties. We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of March 31, 2006 and December 31, 2005, our cash and cash equivalent balances were $Nil and $Nil respectively. We anticipate that we will require additional financing in order to continue seeking a suitable business opportunity or business combination. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock.

PLAN OF OPERATION FOR THE 12 MONTHS ENDING SEPTEMBER 30, 2006

We will continue to seek a new business opportunity or business combination over the 12 month period ending March 31, 2007. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the fiscal year ended December 31, 2005 or the period ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF SECURITIES.

During the period ended March 31, 2006, the Company issued 200,000 shares in settlement of debt and costs related to the Indonesian Methanol project incurred on its behalf.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company filed a Definitive 14C Information Statement on March 18, 2005, with the Securities and Exchange Commission in connection with its proposed issuance of 31,000,000 shares to acquire WEC, a private British Columbia company, and certain proposed amendments to its Articles of Incorporation increasing its authorized capital to 100,000,000 shares and changing the name of the Company to WorldStar Energy, Corp. The transaction did not proceed.

On November 2, 2005, the Company entered into a letter of intent to amend the share exchange agreement such that the Company will: a) issue approximately 600,000 common shares in exchange for cash-paid shares of WEC; b) issue 2,000,000 shares in exchange for 2,000,000 management incentive shares of WEC, and c) allot 30,000,000 common shares for the completion of certain fund raising and business acquisition commitments of WEC to be completed within 180 days. The Company's requirements were not fulfilled, and accordingly, the proposed transaction did not proceed.

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



WORLDSTAR ENERGY, CORP.
a Nevada corporation


/s/ MICHAEL KINLEY
______________________
By: Michael Kinley
President and Director

Date:    May 21, 2006



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES

/s/ MICHAEL KINLEY
______________________
Michael Kinley
President and Director

Date: May 21, 2006