Form 10QSB/A
period 2006-03-31
WORLDSTAR ENERGY, CORP.
filed 2006-06-08
CIK 1093677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                  Amendment #1

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

                             WORLDSTAR ENERGY, CORP.
                          (formerly Auteo Media, Inc.)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                      (Expressed in United States Dollars)
                      (Unaudited - Prepared by Management)

                                 MARCH 31, 2006


WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
BALANCE SHEET
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)

==================================================================================================
                                                                      March 31,       December 31,
                                                                           2006               2005
__________________________________________________________________________________________________
                                                                                       (audited)

ASSETS

Current assets
    Cash and cash equivalents                                         $       -         $      -


Deferred acquisition costs                                                    -                -
                                                                      _________         ________

Total assets                                                          $       -         $      -
================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
    Accounts payable and accrued liabilities                          $ 111,722         $146,921
    Due to related parties                                              129,375          121,875
                                                                      _________         ________

Total current liabilities                                               241,097          268,796
                                                                      _________         ________

Shareholders' deficiency
    Capital stock
       Authorized - 100,000,000 voting common shares, par value $0.001
       Issued - 377,084 common shares as of March 31, 2006
         (December 31, 2005 - 177,084 shares)                               377              177
    Additional paid-in capital                                          683,609          433,809
    Accumulated other comprehensive income                                5,209            5,209
    Deficit previously accumulated                                     (361,741)        (361,741)
    Deficit accumulated during the development stage                   (568,551)        (346,250)
                                                                      _________         ________

                                                                       (241,097)        (268,796)

Total liabilities and shareholders' deficiency                        $       -         $      -
================================================================================================


   The accompanying notes are an integral part of these financial statements.



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

=================================================================================================
                                                                                       Cumulative
                                                                                   from inception
                                                   Three Months     Three Months   of development
                                                          Ended            Ended   stage (January
                                                      March 31,        March 31,      1, 2004) to
                                                           2006             2005   March 31, 2006
_________________________________________________________________________________________________

EXPENSES
    Consulting and management fees                  $    7,500        $ 15,000       $  92,675
    Foreign exchange loss                                    -               -           3,275
    Investor communications                                  -           1,682           3,161
    Office and administration                                -               -           2,287
    Professional fees                                    2,448          10,000          92,785
    Rent                                                     -               -           7,500
    Transfer agent and filing fees                          60           2,006           9,574
    Write-off of refundable deposits                         -               -          52,375
    Write-off of Indonesian project costs              212,293               -         212,293
    Write-off of deferred acquisition costs                  -               -          94,786
                                                    __________        ________       _________
Loss before interest income                           (222,301)        (28,688)       (570,711)

Interest income                                              -               -           2,160
                                                    __________        ________       _________
Net loss                                            $ (222,301)       $(28,688)      $(568,551)
==============================================================================================
Basic and diluted net loss per common share         $    (1.24)       $  (0.16)
==============================================================================================
Basic and diluted  weighted  average  number
of common shares outstanding                           179,306         177,084
==============================================================================================


   The accompanying notes are an integral part of these financial statements.



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIENCY
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

================================================================================================================================
                                   Common Stock
                              ______________________
                                                                                                        Deficit
                                                                       Accumulated                    Accumulated
                                Number                     Additional     Other         Deficit       During the
                              of Shares                     Paid-in   Comprehensive   Previously      Development
                                Issued        Amount        Capital      Income       Accumulated        Stage           Total
________________________________________________________________________________________________________________________________

Balance at
  December 31,
    2002                       116,750        $  117        $394,619     $     -       $(259,559)      $       -       $ 135,177
Shares issued for debt
  settlement at $0.75           26,667            27          19,973           -               -               -          20,000
Shares issued for debt
  settlement at $0.60            6,667             6           3,994           -               -               -           4,000
Shares issued for debt
  settlement at $0.45           16,667            17           7,483           -               -               -           7,500
Shares issued for debt
  settlement at $0.75            5,333             5           3,995           -               -               -           4,000
Shares issued for debt
  settlement at $0.75            5,000             5           3,745           -               -               -           3,750
Net loss                            -              -               -           -        (102,182)              -        (102,182)
Foreign currency
  translation
  adjustment                        -              -               -       5,209               -               -           5,209
                              __________________________________________________________________________________________________
Balance at
  December 31,
  2003                         177,084           177         433,809       5,209        (361,741)              -          77,454

Net loss                            -              -               -           -               -        (134,382)       (134,382)
                              __________________________________________________________________________________________________
Balance at
  December 31,
  2004                         177,084           177         433,809       5,209        (361,741)       (134,382)        (56,928)

Net loss                            -              -               -           -               -        (211,868)       (211,868)
                              __________________________________________________________________________________________________
Balance at
  December 31, 2005            177,084        $  177        $433,809     $ 5,209       $(361,741)      $(346,250)      $(268,796)

Shares issued for debt
and
  project cost at $1.25        200,000           200         249,800           -               -               -         250,000
Net loss                            -              -               -           -               -        (222,301)       (222,301)
                              __________________________________________________________________________________________________
Balance at
  March 31, 2006               377,084        $  377        $683,609     $ 5,209       $(361,741)      $(568,551)      $(241,097)

================================================================================================================================


   The accompanying notes are an integral part of these financial statements.



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

========================================================================================================
                                                                                         Cumulative from
                                                                                        new inception of
                                                                                             development
                                                         Three Months    Three Months     stage (January
                                                                Ended           Ended        1, 2004) to
                                                            March 31,       March 31,          March 31,
                                                                 2006            2005               2006
________________________________________________________________________________________________________

CASH FLOW FROM (USED IN) OPERATING ACTIVITIES:
    Net loss                                              $ (222,301)     $  (28,688)      $(568,551)
    Items not involving cash:
       Accrued interest on note receivable                         -               -          (2,160)
       Foreign exchange loss                                       -               -           3,275
       Write-off of refundable deposit                             -               -          52,375
       Write-off of deferred costs                                 -               -          94,786
       Write-off of Indonesian project costs                 212,293               -         212,293
       Expenses accrued by related party                       7,500          16,682          93,176
       Changes in non-cash operating working
        capital:
       Increase in accounts payable and
        accrued liabilities                                    2,508           9,906         104,331
                                                          __________________________________________

    Net cash used in operating activities                          -          (2,100)        (10,475)
                                                          __________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from related parties                                  -               -          10,467
                                                          __________________________________________

Increase (decrease) in cash and cash
  equivalents                                                      -          (2,100)             (8)

Cash and cash equivalents, beginning of period                     -           2,100               8
                                                          __________________________________________

Cash and cash equivalents, end of period                  $        -      $        -       $       -
====================================================================================================

Cash paid for income taxes                                $        -      $        -       $       -
Cash paid for interest                                    $        -      $        -       $       -
====================================================================================================
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH
FLOWS:
    Settlement of related party debt in
     exchange for the assignment of notes
     receivable and related accrued interest
     receivable                                           $        -      $        -       $  59,764
    Shares issued for debt settlement                     $   37,707                       $  37,707
    Deferred acquisition costs included in
     accounts payable                                     $        -      $        -       $  94,786
    Notes receivable settled for accounts
     payable                                              $        -      $        -       $  29,245
    Accounts payable paid by related parties              $        -      $    5,798       $  36,199
====================================================================================================

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

CASH AND CASH EQUIVALENTS

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At March 31, 2006, the Company had no cash equivalents.

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

NEW ACCOUNTING PRONOUNCEMENTS

The following accounting pronouncements have been recently introduced, none of which have any impact on the Company at this time:

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
MARCH 31, 2006


NOTE 8.      INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory federal rate of 34% is approximately as follows:



                                                March  31, 2006     March 31, 2005
                                                _______________     ______________

     Expected tax benefit at statutory rate        $(75,580)           $(9,800)
     Unrecognized benefit of operating
        loss carry-forwards                          75,580            $ 9,800
                                                   ________            _______

                                                   $      -            $     -
                                                   ========            =======



The components of deferred tax assets and liabilities are approximately as follows:



                                                March  31, 2006     December 31, 2005
                                                _______________     _________________

     Deferred tax asset:
              Income tax benefit
                 of operating loss carry-forwards  $ 250,000           $ 174,000
      Valuation allowance                           (250,000)          $(174,000)
                                                   _________           _________

      Net deferred tax asset                       $       -           $       -
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


NOTE 11.     CONTRACTUAL OBLIGATIONS

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

Date:    June 8, 2006



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES

/s/ MICHAEL KINLEY
______________________
Michael Kinley
President and Director

Date: June 8, 2006