Form 10QSB
period 2006-06-30
WORLDSTAR ENERGY, CORP.
filed 2006-08-14
CIK 1093677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2006

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Based on the closing sale price of $0.31 for our common stock on the OTC Bulletin Board System on August 10, 2006, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $122,476. As of August 10, 2006, 395,084 shares of our common stock, $.001 par value, were outstanding.

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

                                  JUNE 30, 2006


WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
BALANCE SHEET
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)

==================================================================================================
                                                                       June 30,       December 31,
                                                                           2006               2005
__________________________________________________________________________________________________
                                                                                       (audited)

ASSETS

Current assets
    Cash and cash equivalents                                         $       -         $      -


Deferred acquisition costs                                                    -                -
                                                                      _________         ________

Total assets                                                          $       -         $      -
================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
    Accounts payable and accrued liabilities                          $ 103,760         $146,921
    Due to related parties                                              166,912          121,875
                                                                      _________         ________

Total current liabilities                                               270,672          268,796
                                                                      _________         ________

Shareholders' deficiency
    Capital stock
       Authorized - 100,000,000 voting common shares, par value $0.001
       Issued - 395,084 common shares as of June 30, 2006
         (December 31, 2005 - 177,084 shares)                               395              177
    Additional paid-in capital                                          697,091          433,809
    Accumulated other comprehensive income                                5,209            5,209
    Deficit previously accumulated                                     (361,741)        (361,741)
    Deficit accumulated during the development stage                   (611,626)        (346,250)
                                                                      _________         ________

                                                                       (270,672)        (268,796)

Total liabilities and shareholders' deficiency                        $       -         $      -
================================================================================================


   The accompanying notes are an integral part of these financial statements.



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

================================================================================================================================
                                                                                                                      Cumulative
                                                                                                                  from inception
                                                Three Months     Three Months       Six Months       Six Months   of development
                                                       Ended            Ended            Ended            Ended   stage (January
                                                    June 30,         June 30,         June 30,         June 30,      1, 2004) to
                                                        2006             2005             2006             2005    June 30, 2006
________________________________________________________________________________________________________________________________

EXPENSES
    Consulting and management fees                $  7,500         $ 15,000         $  15,000         $ 30,000      $ 100,175
    Foreign exchange loss                                -                -                 -                -          3,275
    Investor communications                              -              574                 -            2,256          3,161
    Office and administration                            -               80                 -               80          2,287
    Professional fees                               19,683           10,696            22,131           20,696        112,468
    Rent                                                 -                -                 -                -          7,500
    Transfer agent and filing fees                   2,392            2,598             2,452            4,604         11,966
    Write-off of refundable deposits                     -                -                 -                -         52,375
    Write-off of Indonesian project costs           13,500                -           225,793                -        225,793
    Write-off of deferred acquisition costs              -                -                 -                -         94,786
                                                ________________________________________________________________________________


LOSS BEFORE INTEREST INCOME                        (43,075)         (28,948)         (265,376)         (57,636)      (613,786)

Interest income                                          -                -                 -                -          2,160
                                                ________________________________________________________________________________


NET LOSS                                          $(43,075)        $(28,948)        $(265,376)        $(57,636)     $(611,626)
================================================================================================================================

BASIC AND DILUTED NET LOSS PER COMMON SHARE       $  (0.11)        $  (0.16)        $   (0.94)        $  (0.33)
================================================================================================================================

BASIC AND DILUTED  WEIGHTED  AVERAGE  NUMBER
OF COMMON SHARES OUTSTANDING                       384,205          177,084           282,322          177,084
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

===============================================================================================================================
                                   Common Stock
                              _______________________
                                                                                                          Deficit
                                                                         Accumulated                   Accumulated
                                 Number                    Additional          Other       Deficit      During the
                              of Shares                       Paid-in  Comprehensive    Previously     Development
                                 Issued        Amount         Capital         Income    Accumulated          Stage        Total
_______________________________________________________________________________________________________________________________

Balance at
  December 31,
    2002                       116,750         $  117      $ 394,619      $     -       $ (259,559)    $         -   $  135,177
Shares issued for debt
  settlement at $0.75           26,667             27         19,973            -                -               -       20,000
Shares issued for debt
  settlement at $0.60            6,667              6          3,994            -                -               -        4,000
Shares issued for debt
  settlement at $0.45           16,667             17          7,483            -                -               -        7,500
Shares issued for debt
  settlement at $0.75            5,333              5          3,995            -                -               -        4,000
Shares issued for debt
  settlement at $0.75            5,000              5          3,745            -                -               -        3,750
Net loss                            -              -              -             -         (102,182)              -     (102,182)
Foreign currency
  translation
  adjustment                        -              -              -         5,209                -               -        5,209
                              _________________________________________________________________________________________________

Balance at
  December 31,
  2003                         177,084            177        433,809        5,209         (361,741)              -       77,454

Net loss                            -              -              -             -                -        (134,382)    (134,382)
                              _________________________________________________________________________________________________

Balance at
  December 31,
  2004                         177,084            177        433,809        5,209         (361,741)       (134,382)     (56,928)

Net loss                            -              -              -             -                -        (211,868)    (211,868)
                              _________________________________________________________________________________________________

Balance at
  December 31, 2005            177,084            177        433,809      $ 5,209         (361,741)       (346,250)    (268,796)

Shares issued for debt
and
  project cost at $1.25        200,000            200        249,800            -                -               -      250,000
Shares issued for
  project cost at $0.75         18,000             18         13,482            -                -               -       13,500
Net loss                            -              -              -             -                -        (265,376)    (265,376)
                              _________________________________________________________________________________________________

Balance at
  June 30, 2006                395,084         $  395      $ 697,091      $ 5,209       $ (361,741)    $  (611,626)  $ (270,672)

===============================================================================================================================


   The accompanying notes are an integral part of these financial statements.



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
================================================================================================================================
                                                                                                                      Cumulative
                                                                                                                  from inception
                                                Three Months     Three Months       Six Months       Six Months   of development
                                                       Ended            Ended            Ended            Ended   stage (January
                                                    June 30,         June 30,         June 30,         June 30,      1, 2004) to
                                                        2006             2005             2006             2005    June 30, 2006
________________________________________________________________________________________________________________________________

CASH FLOW FROM (USED IN) OPERATING ACTIVITIES:
    Net loss                                     $   (43,075)       $(28,948)       $ (265,376)      $  (57,636)      $ (611,626)
    Items not involving cash:
       Accrued interest on note receivable                 -               -                 -                -           (2,160)
       Foreign exchange loss                               -               -                 -                -            3,275
       Write-off of refundable deposit                     -               -                 -                -           52,375
       Write-off of deferred acquisition costs             -               -                 -                -           94,786
       Write-off of Indonesian project costs          13,500               -           225,793                -          225,793
       Expenses accrued by related party               7,500          15,573            15,000           32,255          100,676
      Changes  in  non-cash  operating  working
       capital:
       Increase   in   accounts   payable   and
        accrued liabilities                           22,075          13,375            24,583           23,281          126,406
                                                 _______________________________________________________________________________

    Net cash used in operating activities                  -               -                 -           (2,100)         (10,475)
                                                 _______________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from related parties                          -               -                 -                -           10,467
                                                 _______________________________________________________________________________

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                -               -                 -           (2,100)              (8)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             -               -                 -            2,100                8
                                                 _______________________________________________________________________________

CASH AND CASH EQUIVALENTS, END OF PERIOD         $         -        $      -        $        -       $        -       $        -
================================================================================================================================

CASH PAID FOR INCOME TAXES                       $         -        $      -        $        -       $        -       $        -
CASH PAID FOR INTEREST                           $         -        $      -        $        -       $        -       $        -
================================================================================================================================
SUPPLEMENTAL  DISCLOSURE  WITH  RESPECT TO CASH
FLOWS:
     SETTLEMENT OF RELATED PARTY DEBT IN
     EXCHANGE FOR THE ASSIGNMENT OF NOTES
     RECEIVABLE AND RELATED ACCRUED INTEREST
     RECEIVABLE                                  $         -        $      -        $        -       $        -       $   59,764
     SHARES ISSUED FOR DEBT SETTLEMENT           $         -                        $   37,707                        $   37,707
     DEFERRED ACQUISITION COSTS INCLUDED IN
     ACCOUNTS PAYABLE                            $         -        $      -        $        -       $        -       $   94,786
     NOTES RECEIVABLE SETTLED FOR ACCOUNTS
     PAYABLE                                     $         -        $      -        $        -       $        -       $   29,245
     ACCOUNTS PAYABLE PAID BY RELATED PARTIES    $    30,037        $    574        $   30,037       $    6,374       $   66,236
================================================================================================================================

   The accompanying notes are an integral part of these financial statements.


WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
JUNE 30, 2006
================================================================================


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

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of results for the year ending December 31, 2006.

GOING CONCERN

The Company incurred cumulative net losses of $611,626 (December 31, 2005 - $346,250) since the inception of the development stage. Currently, the Company does not have significant cash or other material assets, nor does it have a source of revenue sufficient to cover its operating costs. These facts raise substantial doubt about its ability to continue as a going concern. The Company's director has committed to financing operating costs of the Company as required through debt and/or equity financing.

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

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
JUNE 30, 2006
================================================================================


NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
JUNE 30, 2006
================================================================================


NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

The have been no new accounting pronouncements introduced since the filing of the Company's Form 10K filed on May 18, 2006, which have any impact on the Company at this time.

NOTE 3.      CAPITAL STOCK

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

During the six months ended June 30, 2006, the Company issued 218,000 shares relating to debt settlement and the cost of the Indonesian project which was abandoned.

NOTE 4.    RELATED PARTY TRANSACTIONS

For the period, the Company paid or accrued $15,000 (2005 - $30,000) in management fees and $Nil (2005 - $5,798) in expense reimbursements to a director. Amounts due to related parties at June 30, 2006 of $166,912 (December 31, 2005 - $121,875) are owed to a company controlled by a director, are unsecured and have no specific terms of repayment, and are comprised of accrued fees and expenses paid on behalf of the Company

A relative of a former officer and director had advanced funds to cover operating expenses of the Company. All amounts owing to the Company's former related parties were settled during the year ended December 31, 2004 (Note 3).

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
JUNE 30, 2006
================================================================================


NOTE 5.      INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory federal rate of 34% is approximately as follows:

                                                June 30, 2006     June 30, 2005
                                                _____________     _____________

     Expected tax benefit at statutory rate        $(91,000)        $(19,600)
     Unrecognized benefit of operating
        loss carry-forwards                          91,000         $ 19,600
                                                   ________         ________
                                                   $      -         $      -
                                                   ========         ========

The components of deferred tax assets and liabilities are approximately as follows:

                                                June 30, 2006     June 30, 2005
                                                _____________     _____________

     Deferred tax asset:
              Income tax benefit
                of operating loss carry-forwards   $ 265,000       $ 174,000
      Valuation allowance                           (265,000)      $(174,000)
                                                   _________       _________
      Net deferred tax asset                       $       -       $       -
                                                   =========       =========

At June 30, 2006, the Company had a net operating loss carry-forward of approximately $770,000. This loss may be carried forward to offset federal income taxes in various future years through year 2026. During the year ended December 31, 2003, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

NOTE 6.      SEGMENT INFORMATION

The Company operates in one reportable segment, being the identification of suitable business opportunities.

NOTE 7.      FINANCIAL INSTRUMENTS

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

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
JUNE 30, 2006
================================================================================


NOTE 8       CONTRACTUAL OBLIGATIONS

The Company had no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters, except as disclosed. Rental of premises is on a month-to-month basis

NOTE 9.      INDONESIAN PROJECT

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

NOTE 10.     SUBSEQUENT EVENT

The Company has received settlement agreements from WEC shareholders for an obligation to issue approximately 235,000 shares.

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

Effective May 9, 2006, the Company appointed Telford Sadnovnick PLLC, CPA's as our independent auditors to replace Dohan and Company who declined to stand for re-appointment.

OUR CURRENT BUSINESS

During the period ended June 30, 2006, the Company did not have an active business, but was actively involved in a merger opportunity. On January 26, 2005, the Company entered into the Agreement with WEC referred to in the previous paragraph, however the transaction was not completed.

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

PLAN OF OPERATION

As we do not have an active operating business that we can pursue, we continue to seek either identify a suitable business opportunity or enter into a suitable business combination over the 12 month period ending June 30, 2007. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that it will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our shares of common stock. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity. Since we have had no operating history nor any revenues or earnings from operations and currently have limited financial resources, we will in all likelihood continue to sustain operating expenses without corresponding revenues. This may result in our company incurring a net operating loss which will increase continuously until we can implement its business plan and generate sufficient revenues therefrom.. The Board of Directors of WorldStar will continue to conduct all activities necessary to conserve cash and pay all liabilities.

CASH REQUIREMENTS

We will be dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $100,000 over the twelve months ending June 30, 2007 for general and administrative expenses. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate that we will expend any significant monies on research and development over the next twelve months.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intent to purchase any significant equipment through June 30, 2007.

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

ABILITY TO GENERATE REVENUES IS UNCERTAIN

For the period ended June 30, 2006, we incurred a net loss of $265,376, principally due to certain ongoing costs relating to the project in Indonesia which was not completed. We do not anticipate generating any significant revenues until we acquire a business opportunity or complete a business combination. We also have an accumulated deficit of $361,741, plus a deficit of $611,626 accumulated during the development stage to June 30, 2006. At this time, our ability to generate any revenues is uncertain. The auditor's report on our December 31, 2005 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

FUTURE DILUTION

Our constating documents authorize the issuance of 100,000,000 shares of common stock, each with a par value of $0.001 In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

ANTI-TAKEOVER PROVISIONS

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


EXPENSES

At this time, the company anticipates general administrative and operations expenses for the year ending June 30, 2007 to be approximately $100,000. We will be dependent upon proceeds from the sale of our securities for the near future. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

LIQUIDITY AND CAPITAL RESOURCES

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our company has suffered recurring losses and has not generated profitable operations since inception. The continuance of our company as a going concern is dependent on obtaining financing from third parties. We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of June 30, 2006 and December 31, 2005, our cash and cash equivalent balances were $Nil and $Nil respectively. We anticipate that we will require additional financing in order to continue seeking a suitable business opportunity or business combination. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock.

PLAN OF OPERATION FOR THE 12 MONTHS ENDING JUNE 30, 2007

We will continue to seek a new business opportunity or business combination over the 12 month period ending June 30 , 2007. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the fiscal year ended December 31, 2005 or the period ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


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

ITEM 2.  UNREGISTERED SALES OF SECURITIES.

During the period ended June 30, 2006, the Company issued 218,000 shares in settlement of debt and costs related to the Indonesian Methanol project incurred on its behalf.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company filed a Definitive 14C Information Statement on March 18, 2005, with the Securities and Exchange Commission in connection with its proposed issuance of 31,000,000 shares to acquire WEC, a private British Columbia company, and certain proposed amendments to its Articles of Incorporation increasing its authorized capital to 100,000,000 shares and changing the name of the Company to WorldStar Energy, Corp. The share issuance transaction did not proceed.

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



WORLDSTAR ENERGY, CORP.
a Nevada corporation


/s/ MICHAEL KINLEY
________________________
By: Michael Kinley
President and Director
Date:    August 11, 2006



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES

/s/ MICHAEL KINLEY
______________________________________
Michael Kinley, President and Director

Date: August 11, 2006