Form 10QSB
period 2006-09-30
WORLDSTAR ENERGY, CORP.
filed 2006-11-13
CIK 1093677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                  For the quarterly period ended September 30, 2006


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Based on the closing sale price of $0.51 for our common stock on the OTC Bulletin Board System on November 6, 2006, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $321,368. As of November 6, 2006, 630,134 shares of our common stock, $.001 par value, were outstanding.



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

                               SEPTEMBER 30, 2006



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
BALANCE SHEET
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)

===========================================================================================================
                                                                             September 30,     December 31,
                                                                                      2006             2005
___________________________________________________________________________________________________________
                                                                                                (audited)

ASSETS

Current assets
    Cash and cash equivalents                                                  $       -        $        -


Deferred acquisition costs                                                             -                 -
                                                                               _________        __________

Total assets                                                                   $       -        $        -
==========================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
    Accounts payable and accrued liabilities                                   $ 102,646        $  146,921
    Due to related parties                                                       179,705           121,875
                                                                               _________        __________

Total current liabilities                                                        282,351           268,796
                                                                               _________        __________

Shareholders' deficiency
    Capital stock
       Authorized - 100,000,000 voting common shares, par value $0.001
       Issued - 630,134 common shares as of September 30, 2006
       (December 31, 2005 - 177,084 shares)                                          630               177
    Additional paid-in capital                                                   821,433           433,809
    Accumulated other comprehensive income                                         5,209             5,209
    Deficit previously accumulated                                              (361,741)         (361,741)
    Deficit accumulated during the development stage                            (747,882)         (346,250)
                                                                               _________        __________

                                                                                (282,351)         (268,796)

Total liabilities and shareholders' deficiency                                 $       -        $        -
==========================================================================================================

   The accompanying notes are an integral part of these financial statements.



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

================================================================================================================================
                                                                                                                      Cumulative
                                                                                                                  from inception
                                                                                                                  of development
                                                Three Months     Three Months      Nine Months      Nine Months   stage (January
                                                       Ended            Ended            Ended            Ended      1, 2004) to
                                               September 30,    September 30,    September 30,    September 30,    September 30,
                                                        2006             2005             2006             2005             2006
________________________________________________________________________________________________________________________________

EXPENSES
    Consulting and management fees                 $   7,500         $ 15,000        $  22,500         $ 45,000        $ 107,675
    Foreign exchange loss                                  -                -                -                -            3,275
    Investor communications                                -               85                -            2,341            3,161
    Office and administration                            540                -              540               80            2,827
    Professional fees                                    675            2,000           22,806           22,696          113,143
    Rent                                                   -                -                -                -            7,500
    Transfer agent and filing fees                     2,964              963            5,416            5,567           14,930
    Write-off of refundable deposits                       -                -                -                -           52,375
    Write-off of Indonesian project costs            124,577                -          350,370                -          350,370
    Write-off of deferred acquisition costs                -                -                -                -           94,786
                                                   _____________________________________________________________________________


Loss before interest income                         (136,256)         (18,048)        (401,632)         (75,684)        (750,042)

Interest income                                            -                -                -                -            2,160
                                                   _____________________________________________________________________________


Net loss                                           $(136,256)        $(18,048)       $(401,632)        $(75,684)       $(747,882)
================================================================================================================================

Basic and diluted net loss per common share        $  (0.26)         $  (0.10)       $   (1.11)        $  (0.43)
================================================================================================================================


Basic and diluted weighted average number
of common shares outstanding                         515,164          177,084          360,789          177,084
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

===============================================================================================================================

                                   Common Stock
                             ________________________
                                                                                                        Deficit
                                                                        Accumulated                 Accumulated
                                Number                    Additional          Other       Deficit    During the
                             of Shares                       Paid-in  Comprehensive    Previously   Development
                                Issued         Amount        Capital         Income   Accumulated         Stage           Total
_______________________________________________________________________________________________________________________________

Balance at
  December 31,
    2002                       116,750         $  117       $394,619         $    -     $(259,559)    $       -       $ 135,177
Shares issued for debt
  settlement at $0.75           26,667             27         19,973              -             -             -          20,000
Shares issued for debt
  settlement at $0.60            6,667              6          3,994              -             -             -           4,000
Shares issued for debt
  settlement at $0.45           16,667             17          7,483              -             -             -           7,500
Shares issued for debt
  settlement at $0.75            5,333              5          3,995              -             -             -           4,000
Shares issued for debt
  settlement at $0.75            5,000              5          3,745              -             -             -           3,750
Net loss                             -              -              -              -      (102,182)            -        (102,182)
Foreign currency
  translation
  adjustment                         -              -              -          5,209             -             -           5,209
                             __________________________________________________________________________________________________

Balance at
  December 31,
  2003                         177,084            177        433,809          5,209      (361,741)            -          77,454

Net loss                             -              -              -              -             -      (134,382)       (134,382)
                             __________________________________________________________________________________________________

Balance at
  December 31,
  2004                         177,084            177        433,809          5,209      (361,741)     (134,382)        (56,928)

Net loss                             -              -              -              -             -      (211,868)       (211,868)
                             __________________________________________________________________________________________________

Balance at
  December 31, 2005            177,084            177        433,809          5,209      (361,741)     (346,250)       (268,796)

Shares issued for debt
and
  project cost at $1.25        200,000            200        249,800              -             -             -         250,000
Shares issued for
  project cost at $0.75         18,000             18         13,482              -             -             -          13,500
Shares issued for
  project cost at $0.53        235,050            235        124,342              -             -             -         124,577
Net loss                             -              -              -              -             -      (401,632)       (401,632)
                             __________________________________________________________________________________________________

Balance at
  September 30, 2006           630,134         $  630       $821,433         $5,209     $(361,741)    $(747,882)      $(282,351)

===============================================================================================================================


   The accompanying notes are an integral part of these financial statements.



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
====================================================================================================================================
                                                                                                                          Cumulative
                                                                                                                            from new
                                                                                                                        inception of
                                                 Three Months     Three Months       Nine Months        Nine Months      development
                                                        Ended            Ended             Ended              Ended   stage (January
                                                September 30,    September 30,     September 30,      September 30,      1, 2004) to
                                                         2006             2005              2006               2005    September 30,
                                                                                                                                2006
____________________________________________________________________________________________________________________________________

CASH FLOW FROM (USED IN) OPERATING
ACTIVITIES:
    Net loss                                        $(136,256)        $(18,048)        $(401,632)          $(75,684)      $(747,882)
    Items not involving cash:
       Accrued interest on note receivable                  -                -                 -                  -          (2,160)
       Foreign exchange loss                                -                -                 -                  -           3,275
       Write-off of refundable deposit                      -                -                 -                  -          52,375
       Write-off of deferred
         acquisition costs                                  -                -                 -                  -          94,786
       Write-off of Indonesian project costs          124,577                -           350,370                  -         350,370
       Expenses accrued by related party                7,500           15,100            22,500             47,355         108,176
      Changes in non-cash operating
       working capital:
       Increase in accounts payable and
        accrued liabilities                             4,179            2,948            28,762             26,229         130,585
                                                    _______________________________________________________________________________

    Net cash used in operating activities                   -                -                 -             (2,100)        (10,475)
                                                    _______________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from related parties                           -                -                 -                  -          10,467
                                                    _______________________________________________________________________________

Increase (decrease) in cash and cash
equivalents                                                 -                -                 -             (2,100)             (8)

Cash and cash equivalents, beginning of
period                                                      -                -                 -              2,100               8
                                                    _______________________________________________________________________________

Cash and cash equivalents, end of period            $       -         $      -         $       -           $      -       $       -
====================================================================================================================================

Cash paid for income taxes                          $       -         $      -         $       -           $      -       $       -
Cash paid for interest                              $       -         $      -         $       -           $      -       $       -
====================================================================================================================================
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO
CASH FLOWS:
    Settlement of related party debt in
    exchange for the assignment of notes
    receivable and related accrued interest
    receivable                                      $       -         $      -         $       -           $      -       $  59,764
    Shares issued for debt settlement               $       -                          $  37,707                          $  37,707
    Deferred acquisition costs included in
    accounts payable                                $       -         $      -         $       -           $      -       $  94,786
    Notes receivable settled for accounts
    payable                                         $       -         $      -         $       -           $      -       $  29,245
    Accounts payable paid by related parties        $   5,293         $      -         $  35,330           $  5,798       $  71,529
====================================================================================================================================

   The accompanying notes are an integral part of these financial statements.


WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
 (Expressed in United States dollars)
(Unaudited - Prepared by Management)
SEPTEMBER 30, 2006
================================================================================


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

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of results for the year ending December 31, 2006.

GOING CONCERN

The Company incurred cumulative net losses of $747,882 (December 31, 2005 - $346,250) since the inception of the development stage. Currently, the Company does not have significant cash or other material assets, nor does it have a source of revenue sufficient to cover its operating costs. These facts raise substantial doubt about its ability to continue as a going concern. The Company's director has committed to financing operating costs of the Company as required through debt and/or equity financing.

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

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
 (Expressed in United States dollars)
(Unaudited - Prepared by Management)
SEPTEMBER 30, 2006
================================================================================


NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At September 30, 2006, the Company had no cash equivalents.

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

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
 (Expressed in United States dollars)
(Unaudited - Prepared by Management)
SEPTEMBER 30, 2006
================================================================================


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

COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

On March 4, 2004, the State of Nevada approved the Company's plan of a reverse split of its common stock whereby one share was issued for each fifteen shares of the outstanding shares. At that date, the number of common shares outstanding decreased from 2,655,612 to 177,084. All share and per share amounts have been restated to reflect the reverse stock split.

During the nine months ended September 30, 2006, the Company issued 453,050 shares relating to debt settlement and the cost of the Indonesian project which was abandoned.

NOTE 4.    RELATED PARTY TRANSACTIONS

For the period, the Company paid or accrued $22,500 (2005 - $45,000) in management fees and $35,330 (2005 - $5,798) in reimbursements to a company controlled by a director for expenses paid on the Company's behalf. Amounts due to related parties at September 30, 2006 of $179,705 (December 31, 2005 - $121,875) are owed to a company controlled by a director, are unsecured and have no specific terms of repayment, and are comprised of accrued fees and expenses paid on behalf of the Company

A relative of a former officer and director had advanced funds to cover operating expenses of the Company. All amounts owing to the Company's former related parties were settled during the year ended December 31, 2004 (Note 3).

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
 (Expressed in United States dollars)
(Unaudited - Prepared by Management)
SEPTEMBER 30, 2006
================================================================================


NOTE 5.      INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory federal rate of 34% is approximately as follows for the period ended September 30:

                                                     2006          2005
                                                _________      ________

     Expected tax benefit at statutory rate     $(136,555)     $(25,730)
     Unrecognized benefit of operating
        loss carry-forwards                       136,555      $ 25,730
                                                _________      ________

                                                $       -      $      -
                                                =========      ========


The components of deferred tax assets and liabilities are approximately as follows:

                                         September 30,      December 31,
                                                  2006              2005
                                         _____________      ____________

     Deferred tax asset:
              Income tax benefit
                 of operating loss
                 carry-forwards              $ 308,000         $ 174,000
      Valuation allowance                     (308,000)        $(174,000)
                                             _________         _________

      Net deferred tax asset                 $       -         $       -
                                             =========         =========


At September 30, 2006, the Company had a net operating loss carry-forward of approximately $906,000. This loss may be carried forward to offset federal income taxes in various future years through year 2026. During the year ended December 31, 2003, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

NOTE 6.      SEGMENT INFORMATION

The Company operates in one reportable segment, being the identification of suitable business opportunities.

NOTE 7.      FINANCIAL INSTRUMENTS

The Company's financial instruments consist of accounts payable and accrued liabilities and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
 (Expressed in United States dollars)
(Unaudited - Prepared by Management)
SEPTEMBER 30, 2006
================================================================================


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

On March 27, 2006, the Company announced that it would not be making further investments in connection with WEC and the proposed Indonesian methanol plant, due principally to lack of financing for the project. Arrangements for the Company to issue shares to satisfy subscriptions of European investors in WEC have commenced on a registration exempt basis instead of the shareholder approved merger basis proposed in the share exchange agreement. Upon completion of the settlement arrangements with the WEC shareholders, assuming all WEC shareholders elect to participate in the exchange, the Company expects to issue an additional 1.8 million shares, which will be charged to operations as cost of that project.

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

OUR CURRENT BUSINESS


During the period ended September 30, 2006, the Company did not have an active business, but was actively involved in a merger opportunity. On January 26, 2005, the Company entered into the Agreement with WEC referred to in the previous paragraph, however the transaction was not completed.

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

PLAN OF OPERATION

As we do not have an active operating business that we can pursue, we continue to seek either identify a suitable business opportunity or enter into a suitable business combination over the 12 month period ending September 30, 2007. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that it will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our shares of common stock. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity. Since we have had no operating history nor any revenues or earnings from operations and currently have limited financial resources, we will in all likelihood continue to sustain operating expenses without corresponding revenues. This may result in our company incurring a net operating loss which will increase continuously until we can implement its business plan and generate sufficient revenues therefrom.. The Board of Directors of WorldStar will continue to conduct all activities necessary to conserve cash and pay all liabilities.

CASH REQUIREMENTS

We will be dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $100,000 over the twelve months ending September 30, 2007 for general and administrative expenses. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate that we will expend any significant monies on research and development over the next twelve months.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intent to purchase any significant equipment through September 30, 2007.

EMPLOYEES

Over the twelve months ending September, 2007, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase in the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we retain, if any.

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

The manner in which we participate in an opportunity with a target company or acquire a business opportunity will depend on the nature of the opportunity, our needs and desires, the needs and desires of the other party, management of the opportunity, and our relative negotiating strength and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of our company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will, in all likelihood, hold a smaller percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders. During the period ended September 30, 2006, we continued to review a number of potential business opportunities, all of which we determined were not suitable to pursue having regard to a number of factors including, among other things, our Company's limited resources. There can be no assurance that management will ever be able to identify and secure a suitable business opportunity or that management has the requisite experience to recognize and understand a business operation that would benefit us. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that the acquisition of such business opportunity or the entering into of a business combination will be successful. Selecting a business opportunity will likely be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such benefits of a publicly traded corporation may include:

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

ABILITY TO GENERATE REVENUES IS UNCERTAIN

For the period ended September 30, 2006, we incurred a net loss of $401,632, principally due to certain ongoing costs relating to the project in Indonesia which was not completed. We do not anticipate generating any significant revenues until we acquire a business opportunity or complete a business combination. We also have an accumulated deficit of $361,741, plus a deficit of $747,882 accumulated during the development stage to September 30, 2006. At this time, our ability to generate any revenues is uncertain. The auditor's report on our December 31, 2005 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


EXPENSES

At this time, the company anticipates general administrative and operations expenses for the year ending September 30, 2007 to be approximately $100,000. We will be dependent upon proceeds from the sale of our securities for the near future. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

LIQUIDITY AND CAPITAL RESOURCES

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our company has suffered recurring losses and has not generated profitable operations since inception. The continuance of our company as a going concern is dependent on obtaining financing from third parties. We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of September 30, 2006 and December 31, 2005, our cash and cash equivalent balances were $Nil and $Nil respectively. We anticipate that we will require additional financing in order to continue seeking a suitable business opportunity or business combination. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock.

PLAN OF OPERATION FOR THE 12 MONTHS ENDING SEPTEMBER 30, 2007

We will continue to seek a new business opportunity or business combination over the 12 month period ending September 30, 2007. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the fiscal year ended December 31, 2005 or the period ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


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

ITEM 2.  UNREGISTERED SALES OF SECURITIES.

During the period ended September 30, 2006, the Company issued 453,050 shares in settlement of debt and costs related to the Indonesian Methanol project incurred on its behalf.

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

Date:    November 11, 2006



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURES

/s/ MICHAEL KINLEY
___________________________
    Michael Kinley
    President and Director


Date: November 11, 2006