Form 10KSB
period 2006-12-31
WORLDSTAR ENERGY, CORP.
filed 2007-04-02
CIK 1093677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                   For the fiscal year ended December 31, 2006

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


          1177 WEST HASTINGS STREET, SUITE 1901, VANCOUVER, BC V6E 2K3
          ____________________________________________________________
               (Address of principal executive offices) (Zip Code)


                    Issuer's telephone number (604) 434-5256


         Securities registered under Section 12(b) of the Exchange Act:

                                 Not applicable.

         Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK , WITH A PAR VALUE OF $0.001
                    _________________________________________
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act) Yes [ X ] No [ ]

The issuer's revenues for its most recent fiscal year were Nil.

Based on the closing sale price of $2.50 for our common stock on the OTC Bulletin Board on March 23, 2007, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $1,575,335.

As of March 23 2007, 630,134 shares of our common stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]



                                      INDEX


PART 1
       ITEM 1 DESCRIPTION OF BUSINESS                                                                             6
                      HISTORY                                                                                     6
                      MONGOLIAN ACQUISITION                                                                       7
                      PLAN OF OPERATION                                                                           8
                      COMPLIANCE WITH GOVERNMENT REGULATION                                                       8
                      EMPLOYEES                                                                                   8
                      SUBSIDIARIES                                                                                8
                      RISK FACTORS                                                                                8

       ITEM 2 DESCRIPTION OF PROPERTY                                                                            12

       ITEM 3 LEGAL PROCEEDINGS                                                                                  12

       ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               12

PART II
       ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                           12
                      MARKET INFORMATION                                                                         12
                      HOLDERS                                                                                    12
                      DIVIDENDS                                                                                  13
                      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS                         13
                      RECENT SALE OF UNREGISTERED SECURITIES                                                     13

       ITEM 6 MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION                                            13
                      GENERAL                                                                                    13
                      FINANCIAL CONDITION                                                                        14

       ITEM 7 FINANCIAL STATEMENTS                                                                               14
       ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING MATTERS AND FINANCIAL DISCLOSURE 26

       ITEM 8A    CONTROLS AND PROCEDURES                                                                        27
                      EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES                                        27
                      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING                                       27

PART III
       ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                      WITH SECTION 16(A) OF THE EXCHANGE ACT                                                     28
                      THAI SENG (RICHARD) TAY, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR                   28
                      MICHAEL W. KINLEY, CHIEF FINANCIAL OFFICER AND DIRECTOR                                    28
                      AUDIT COMMITTEE                                                                            29
                      FAMILY RELATIONSHIPS                                                                       29
                      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS                                                   29
                      SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE                                              29



       ITEM 10    EXECUTIVE COMPENSATION                                                                         30
                      SUMMARY COMPENSATION TABLE                                                                 30
                      STOCK OPTIONS                                                                              30
                      DIRECTOR COMPENSATION TABLE                                                                30
                      EMPLOYMENT AGREEMENTS                                                                      30

       ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED STOCKHOLDER MATTERS                                                                31
                      PRINCIPAL STOCKHOLDERS                                                                     31

       ITEM 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                 31

       ITEM 13    EXHIBITS                                                                                       32

       ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                         33
                      OTHER                                                                                      33


CERTIFICATIONS                                                                                                   34


FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

HISTORY

As used in this annual report, the terms "we", "us", "our", and "WorldStar" mean WorldStar Energy, Corp., unless otherwise indicated.

We were incorporated on November 8, 1996 under the laws of the State of Nevada under the name Flintrock Financial Services, Inc. Concurrent with the reverse merger with Tysa Corporation on March 1, 2000 we changed our name to Auteo
Media, Inc. effective March 14, 2000. On April 1, 2005 we changed our name to WorldStar Energy, Corp.

We have been inactive for approximately the last four years and may be considered a "shell" company because we have no material assets or operations. Our administration is effected through our corporate office located at 1901 - 1177 W. Hastings Street, Street, Vancouver, British Columbia, Canada V6E 2K3. In previous years, we conducted an automotive communications business offering online and point-of-purchase marketing, commerce and customer relationship systems to auto dealerships, but in July 2002 we sold substantially all of the assets relating to our primary data collection business to Trader Publishing Company (Trader) for $1,500,000, less certain hold backs. Trader is the largest automotive classifieds company in the United States.

On July 29, 2002, we filed a tender offer statement, as amended, with the Securities and Exchange Commission (SEC) wherein we offered to purchase all of the issued and outstanding shares of our common stock, together with the associated rights, for $0.14 net per share in cash. The tender offer expired on August 29, 2002. Pursuant to the tender offer, we re-purchased 5,595,869 shares, representing approximately 76% of the outstanding shares of our common stock.

Since the sale of our operations in 2002, we have been engaged in seeking to acquire an active business so that we may cease to be shell company. We commenced our development stage effective January 1, 2004.

On January 26, 2005, we entered into a share exchange agreement (the WEC Agreement) with WorldStar Energy Corp (WEC), a private British Columbia company, whereby we agreed to acquire 100% of WEC's outstanding shares in consideration of the issuance of 31,000,000 of our shares. WEC had an 80% interest in a methanol joint venture project in Indonesia, which it held through its 80% owned subsidiary, PT MubaStar International, the remaining 20% of which was owned by PT Muba Chemicals, an Indonesian state-owned company.

Effective February 28, 2005, we appointed Dohan and Company, CPA's, as our independent auditors to replace Mr. Kyle Tingle who resigned effective the same date.

We filed a definitive 14C information statement on March 18, 2005 with the SEC in connection with our proposed issuance of the 31,000,000 shares to acquire WEC, and certain amendments to our articles of incorporation increasing our authorized capital to 100,000,000 shares and changing our name WorldStar Energy, Corp. The WEC transaction did not close, and on March 27, 2006, we announced that we would not be making further investments in connection with WEC and the proposed Indonesian methanol plant, due principally to a lack of financing for the project.

Effective May 9, 2006, we appointed Telford Sadovnik, P.L.L.C., CPA's as our independent auditors to replace Dohan and Company who declined to stand for re-appointment.

Effective February 23, 2007, in connection with our planned acquisition of National Base, we appointed Pannell Kerr Forster, Vancouver, Canada (PKF - Vancouver) as our independent auditors to replace Telford Sadovnik. PKF Vancouver is registered with the Public Company Accounting Oversight Board, and will be able to provide the audit services we will require for filings with the SEC in connection with our National Base acquisition.

MONGOLIAN ACQUISITION

On February 12, 2007, we entered into a share purchase agreement with Jewel Star Group Limited (Jewel), a BVI corporation controlled by Chinese businessman, Thai Seng ("Richard") Tay, to acquire Jewel's subsidiary, National Base Investment Limited (National Base), through which we will acquire an approximate 51% interest in 50 mineral exploration licenses in Mongolia. To acquire National Base we have agreed to issue to Jewel 30 million Worldstar shares with an agreed value of US$0.25 per share, plus pay Jewel $1,300,000 in cash on closing of the transaction, for total consideration of $8,860,000. to Jewel. As part of the transaction we have agreed to lend $3,700,000 to a 51% subsidiary of Jewel in order to discharge its liabilities in connection with acquiring the Mongolian licenses, and we have raised $5,500,000 through a private placement to a group of overseas investors of 22,000,000 of our common shares to fund the cash portion of the transactions and to provide approximately $500,000 of working capital. We agreed to pay a finder's fee of 2,200,000 of our common shares in respect of the private placement. On February 5, 2007 Mr. Tay became our CEO and a director, and Mr. Michael Kinley, our former CEO and sole director, has remained as our CFO and a director.

National Base owns 98% of Bulgan Gold Investment Ltd., a Hong Kong corporation which in turn owns 52% of Bulgan Gold (HK) Limited. The other 48% of Bulgan Gold
(HK) Limited shares are owned by Mr. Hady Hartanto (18%), a Hong Kong businessman and Mr. Radnaabazar Bazar (30%), a Mongolian businessman. Bulgan Gold (HK) Limited owns 100% of Bulgan Gold LLC, a newly-formed Mongolian corporation. Bulgan Gold LLC owns 100% of the Mongolian licenses.

The Mongolian licenses cover an aggregate of some 817,000 hectares (8,200 square kilometers) of lands believed to be prospective for base and precious minerals. The Mongolian licenses cover numerous mineral occurrences which were originally documented during the Soviet era in the 1960s and 1970s and subsequently by others into the late 1990s. The Mongolian licenses are currently being organized into a portfolio and exploration targets prioritized. Future exploration work will be aimed at further delineating and expanding the known mineralization on the Mongolian licenses. As well, prospecting work and data base reviews of the other historical work will be undertaken. The Mongolian licences were originally acquired by a company controlled by Richard Tay from a company controlled by Radnaabazar Bazar in an arm's length transaction.

Closing of the acquisition of National Base is subject to completion of our ongoing due diligence, completion of the private placement, preparation of required geological reports, financial statements, receipt of professional opinions and other closing conditions customary for a transaction of this nature. Prior to completion of the acquisition of National Base, Bulgan Mongolia is expected to retain certain geologists and technical employees to continue performing work on the property. These persons are expected to include chief geologist Mr. Chuluunbat Dash, who has 37 years exploration experience in the region, as well as two Chinese-educated geologists, Prof. Dr Zhang Peiqiang and Senior Geologist Zou Jianping, each of whom has over 20 years' experience in Asian exploration programs. We are in negotiation for an option to acquire the 48% of Bulgan Gold (HK) Limited that we will not own upon closing of the acquisition of National Base, and we are investigating a further private placement of our shares to raise additional funds for carrying out exploration activities on the lands subject to the Mongolian licences after we complete the acquisition of National Base.

Although there can be no assurance that we will be successful in completing the acquisition of National Base, we are working to achieve that goal in the first half of calendar 2007.


PLAN OF OPERATION

From January 26, 2005, when we entered into the WEC Agreement, to March 2006, when we announced that we would not pursue the WEC transaction further, we were engaged in trying to complete the WEC transaction. For the period from March 2006 when we abandoned the WEC transaction to December 31, 2006, we did not have an active business, but were again engaged in seeking a business opportunity or transaction that would provide us with an active business.

Our plan of operations is to complete the acquisition of National Base so that we will cease to be a shell company and will become a mineral exploration company engaged in the exploration of the Mongolian licences. Until the closing of our acquisition of National Base, we will continue to operate as a shell company. Although there can be no assurance that we will be successful in completing the acquisition of National Base, we anticipate that transaction will complete in the first half of calendar 2007.

Because we are a shell company with nominal assets and no operations, it will be necessary for us to obtain financing (i) to pay our ongoing operating and administrative expenses, including our audit and other professional expenses associated with our reporting obligations under the United States SECURITIES EXCHANGE ACT OF 1934 (the Exchange Act), (ii) costs associated with completing the acquisition of National Base, or in the event that transaction does not complete, costs associated with locating and acquiring another business, and
(iii) funding our mining operations in Mongolia, assuming we complete the acquisition of National Base, or in the event that transaction does not complete, funding the operations of any business in which we may be successful in acquiring an interest. There can be no assurance we will be able to raise any funds for any purposes, including the funds necessary to undertake exploration activities in Mongolia, assuming we are successful in completing the acquisition of National Base. In the event we are unable to raise sufficient funds, we may be forced to halt all operations.

COMPLIANCE WITH GOVERNMENT REGULATION

There is no governmental regulation of which we are aware that currently affects our company. If we complete the acquisition of National Base and commence mineral exploration activities in Mongolia, we will become subject to various national and local laws and regulations in Mongolia, which govern prospecting, development, mining, production, exports, taxes, labour standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

EMPLOYEES

We have no employees as of the date of this annual report other than our officers. If we are successful in completing the acquisition of National Base, we expect to increase our employees, both full and part-time, to enable us to continue the exploration activities currently ongoing under the Mongolian licences.

SUBSIDIARIES

We do not have any subsidiaries. If we succeed in completing the acquisition of National Base, we will have four subsidiaries.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

WE WILL REQUIRE ADDITIONAL FINANCING TO PURSUE OUR PLAN OF OPERATIONS, AND IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We will need to obtain additional financing in order to pursue our business plan. As of December 31, 2006, we had cash in the amount of $Nil. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the proposed acquisition of National Base, which we cannot guarantee will occur, and, assuming we are successful in completing the acquisition, to pursue the full exploration of the Mongolian licences. We are currently in the process of arranging financing, however, there can be no assurance that we will be able to raise any such financing or that the amounts raised will be sufficient to pursue our business plan. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. The most likely source of future funds presently available to us is through the sale of equity capital. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which might result in the dissolution of our company.

BECAUSE WE HAVE NOT RE-COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have not had an active business since 2002. We have never been involved in mineral exploration in Mongolia or anywhere else and accordingly, we have no way to evaluate the likelihood that our business will be successful. Since the sale of our business in 2002, we have been involved primarily seeking a potential business acquisition. We have not earned any revenues since 2002, and have never been profitable. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the business that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to, among other things, the risks inherent in the mineral exploration business and expenditures that may exceed current estimates.

WE ANTICIPATE THAT WE WILL INCUR INCREASED OPERATING EXPENSES WITHOUT REALIZING ANY REVENUES IN THE NEAR TERM. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from our business or raise additional financing, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

THERE CAN BE NO ASSURANCE THAT WE WILL COMPLETE THE ACQUISITION OF NATIONAL BASE We have entered into a share purchase agreement to acquire all of the issued and outstanding shares of National Base and currently are in the process of attempting to close upon the various conditions precedent to that agreement. There can be no assurance that we will complete the acquisition of National Base. In addition, there are a number of risks associated with the business of mining exploration in Mongolia, any of which could have a material adverse effect on the business, operating results and financial condition of National Base as a result of which investors may lose all or a part of their investment in our company.

THE MINING INDUSTRY IS HIGHLY COMPETITIVE IN ALL OF ITS PHASES AND WE WILL BE COMPETING WITH OTHER EXPLORATION COMPANIES MANY OF WHO ARE LARGER AND HAVE GREATER ASSETS AND FINANCIAL STRENGTH THAN WE DO. If we complete the acquisition of National Base, we will become a junior mineral resource exploration company. We will compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we will compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may have an impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as drilling rigs, that we might need to conduct exploration. In Mongolia, our partner is currently attempting to secure the necessary exploration contractors. We will continually attempt to locate products, equipment and materials as needed. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

OUR AUDITORS HAVE EXPRESSED A CONCERN ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

For the year ended December 31, 2006, we incurred a net loss of $380,674 (2005 - $211,868) from continuing operations. We do not anticipate generating any significant revenues for some significant period of time after we complete the acquisition of National Base or complete some other business combination or acquisition. We also have an accumulated deficit of $361,741 as at December 31, 2006, plus a deficit of $726,924 accumulated during the development stage to December 31, 2006. The auditor's report on our December 31, 2006 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. There is substantial doubt about our ability to continue as a going concern due to the losses incurred to date, our stockholders' deficiency, and lack of revenues.


IF WE COMPLETE THE ACQUISITION OF NATIONAL BASE, WE WILL NEED TO GROW SIGNIFICANTLY TO DEVELOP OUR BUSINESS AND PURSUE THE FULL EXPLORATION OF THE MONGOLIAN LICENCES. IF WE ARE UNSUCCESSFUL IN MANAGING OUR GROWTH, OUR BUSINESS MAY SUFFER.

Our ability to achieve any planned growth upon the acquisition of National Base or any other suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully our acquisition of National Base or any other business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

"PENNY STOCK" RULES MAY RESTRICT THE MARKET FOR OUR COMMON STOCK

Our shares of common stock are subject to rules promulgated by the SEC relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

THE PRICE OF OUR COMMON STOCK MAY BE VERY VOLATILE.

Our shares of common stock are currently publicly traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. The trading price of our shares of common stock has been subject to wide fluctuations. Trading prices of our shares of common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our shares of common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our shares of common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

ITEM 2.  DESCRIPTION OF PROPERTY

One of our directors, Michael Kinley, provides office space at 1901 - 1177 W. Hastings Street, British Columbia V6E 2K3 to us free of charge.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings against us or either of our directors, nor are we or either of our directors involved as a plaintiff in any material pending litigation.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the securityholders during the fourth quarter of our fiscal year ended December 31, 2006.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

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

           QUARTER ENDED                HIGH            LOW

         December 31, 2006             $0.52           $0.30
         September 30, 2006            $0.70           $0.25
         June 30, 2006                 $1.25           $0.25
         March 31, 2006                $8.00           $1.25
         December 31, 2005             $6.00           $3.00
         September 30, 2005            $5.25           $3.50
         June 30, 2005                 $14.90          $4.05
         March 31, 2005                $20.00          $8.00

Our  shares  of common  stock  are  issued in  registered  form.  Pacific  Stock
Transfer, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89120 (Telephone 702.361.3033, facsimile 702.433.1979) is the registrar and transfer agent for our shares of common stock.

HOLDERS

As of the date of this Annual Report, we have 630,134 shares of our common stock outstanding and 62 stockholders of record.



DIVIDENDS

We have not declared or paid any cash dividends since inception nor do we intend to do so in future. Although there are no restrictions that limit our ability to pay dividends on our shares of common stock, except that we may not pay dividends if such payment would render us insolvent, we intend to retain future earnings for use in our operations and the expansion of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of the date of our most recently completed fiscal year, we did not have any compensation plans, including individual compensation plans, under which our equity securities are authorized for issuance.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal years ended December 31, 2004 and 2005, we did not issue any of our securities.

We have reported sales of securities without registration under the Securities Act during our fiscal year ended December 31, 2006 on the following Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K that we have filed with the Securities and Exchange Commission.

----------------------------------------- -------------------------------
REPORT                                    DATE OF FILING WITH SEC
----------------------------------------- -------------------------------
Quarterly Report on Form 10-QSB           May 22, 2006
----------------------------------------- -------------------------------
Quarterly Report on Form 10-QSB           August 11, 2006
----------------------------------------- -------------------------------
Quarterly Report on Form 10-QSB           November 13, 2006
----------------------------------------- -------------------------------

We have not completed any sales of securities without registration pursuant to the United States SECURITIES ACT OF 1933 during the fiscal year ended December 31, 2006 that were not reported on the Quarterly Reports on Form 10-QSB described above.

In addition, in December 2006 we agreed to issue 500,000 shares to a director to settle $179,705 of debt.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS

Since the sale of our automotive communications business in 2002, we have had no operations or material assets other than the cash from the Trader sale. Since that time we have been trying to acquire a business, property or other assets, or some combination thereof either through purchase, merger, consolidation or other means so that we could cease to be a shell company.

We initially identified the WEC acquisition as our intended acquisition, but were forced to abandon that transaction in March 2006, when we determined that the financing necessary to make the venture viable was not available.

We have entered into a share purchase agreement in connection with the acquisition of all of the issued and outstanding shares of National Base. However, there can be no assurance that the acquisition of National Base will proceed.

The acquisition of National Base would represent a change in control of our company. For accounting purposes, this change of control would constitute a recapitalization of the company, and the acquisition would be accounted for as a reverse merger whereby the legal acquirer, WorldStar, is treated as the acquired entity and the legal subsidiary, National Base, is treated as the acquiring company with the continuing operations.

Our plan of operation for the next twelve months is as follows:

     o we plan to complete the acquisition of National Base, as a result of which our business will change to that of a mineral exploration company; and
     o we plan to pursue the exploration of the Mongolian licences and are currently in the process of conducting due diligence to determine the activities to be undertaken in that regard. More detail regarding our plan of operations will be contained in the Form 8 K to be filed with the SEC if the acquisition of National Base proceeds.

FINANCIAL CONDITION

We had cash in the amount of $Nil as of December 31, 2006, and as of the date of this annual report we have approximately $310,000. Our planned expenditures over the next twelve months are expected to amount to approximately $7,000,000 and will exceed our cash reserves and working capital. We presently have sufficient cash to fund our operations for more than the next six months, not including exploration expenditures.. We anticipate that we will require additional financing in the amount of approximately $10,000,000 in order to pay expenses associated with the acquisition and continued exploration of the Mongolian licences for the next twelve months. We are currently seeking additional financing, however, there can be no assurance that we will obtain such financing in the amount required or on terms favourable to us. If we are unable to obtain additional financing, we may have to abandon our business activities and plan of operations.

Beyond the next twelve months, we will be required to obtain additional financing in order to continue with our plan of operations. We believe that debt financing will not be an alternative for funding our plan of operations as we do not have tangible assets to secure any debt financing or cash flow to support debt service. It is anticipated that additional funding will be in the form of equity financing from the sale of our common stock. We are in the process of seeking additional financing. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. Even if we are successful in obtaining equity financing to fund our plan of operations, there is no assurance that we will obtain the funding necessary to continue to pursue the plan of operations. If we do not obtain additional financing, we may be forced to abandon our business activities and plan of operations.

Assuming that we complete the acquisition of National Base, we expect to increase the number of our employees or contract service providers to between 10 and 20, depending on the results of our due diligence inquiries into what will be required to continue exploration on the Mongolian licenses. Any such increase will be subject to our financial position and our available funds.

ITEM 7.  FINANCIAL STATEMENTS

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

                             WORLDSTAR ENERGY, CORP.
                          (FORMERLY AUTEO MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                DECEMBER 31, 2006

PANNELL KERR FORSTER

7th Floor, Marine Building
355 Burrard Street,
Vancouver, B.C.,
Canada, V6C 2G8
Telephone: 604.687.1231
Facsimile: 604.688.4675




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS OF WORLDSTAR ENERGY, CORP.
(FORMERLY AUTEO MEDIA, INC.) (A DEVELOPMENT STAGE COMPANY)

We have audited the balance sheets of Worldstar Energy, Corp. (formerly Auteo Media, Inc.) (A Development Stage Company) as at December 31, 2006 and the statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended and the period from January 1, 2004 (date of inception of the development stage) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of operations, stockholders' equity (deficiency), and cash flows from January 1, 2004 (date of inception of the development stage) to December 31, 2005 were audited by other auditors whose report dated May 12, 2006 expressed an unqualified opinion, with an explanatory paragraph discussing the Company's ability to continue as a going-concern. Our opinion on the statements of operations, stockholders' equity (deficiency) and cash flows from inception of the development stage to December 31, 2006, insofar as it related to amounts for prior periods through December 31, 2005, is solely based on the reports of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and the results of its operations and its cash flows for the year then ended and the cumulative totals for the development stage of operations from January 1, 2004 (date of inception of the development stage) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in note 1 to the financial statements, the Company has minimal revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management plans in regard to these matters are also described in note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PANNELL KERR FORSTER


Chartered Accountants
(registered with the PCAOB as "Smythe Ratcliffe")

Vancouver, Canada
March 22, 2007

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




                                                 /s/ TELFORD SADOVNICK, P.L.L.C.
                                                    Certified Public Accountants

May 12, 2006
Bellingham, Washington


WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
BALANCE SHEET
AS AT DECEMBER 31
(Expressed in United States Dollars)

==============================================================================================================================

                                                                                                        2006             2005
------------------------------------------------------------------------------------------------------------------------------



ASSETS


TOTAL ASSETS                                                                                $        -        $        -
==============================================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                                $      98,077     $     146,921
    Due to related party (Note 4)                                                                   8,316           121,875
                                                                                            -------------     -------------

Total current liabilities                                                                         106,393           268,796
                                                                                            -------------     -------------

SHAREHOLDERS' DEFICIENCY
    Capital stock  (Note 3)
       Authorized - 100,000,000  voting common shares, par value $0.001
       Issued - 630,134  common shares (2005 - 177,084 shares)                                        630               177
    Additional paid-in capital                                                                    821,433           433,809
    Obligation to issue shares (Note 4)                                                           155,000              -
    Accumulated other comprehensive income                                                          5,209             5,209
    Deficit previously accumulated                                                               (361,741)         (361,741)
    Deficit accumulated during the development stage                                             (726,924)         (346,250)
                                                                                            --------------    --------------

                                                                                                 (106,393)         (268,796)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                              $        -        $        -
==============================================================================================================================

The accompanying notes are an integral part of these financial statements.



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31
(Expressed in United States Dollars)

=================================================================================================================================
                                                                                                                      Cumulative
                                                                                                                  from inception
                                                                                                                  of development
                                                                                                                  stage (January
                                                                                                                     1, 2004) to
                                                                                                                    December 31,
                                                                                          2006             2005             2006
---------------------------------------------------------------------------------------------------------------------------------


EXPENSES
    Consulting and management fees                                             $        30,000  $        60,000  $       115,175
    Foreign exchange loss                                                                 -                -               3,275
    Investor communications                                                               -               3,161            3,161
    Office and administration                                                              540               80            2,827
    Professional fees                                                                   18,327           47,712          108,664
    Rent                                                                                 -                 -               7,500
    Transfer agent and filing fees                                                       6,142            6,129           15,656
    Write-off of refundable deposits                                                        -              -              52,375
    Write-off of Indonesian project costs     (Note 9)                                 350,370             -             350,370
    Write-off of deferred acquisition costs                                                 -            94,786           94,786
                                                                               ---------------  ---------------- ---------------


LOSS BEFORE OTHER ITEMS                                                               (405,379)        (211,868)        (753,789)

OTHER ITEMS:
    Gain on settlement of debt (Note 4 )                                                24,705             -              24,705
    Interest income                                                                         -                -             2,160
                                                                               ---------------  ---------------  ---------------


NET LOSS                                                                       $      (380,674) $      (211,868) $      (726,924)
=================================================================================================================================

BASIC LOSS PER COMMON SHARE                                                    $        (0.89)  $        (1.20)
=================================================================================================================================


BASIC  WEIGHTED  AVERAGE  NUMBER  OF  COMMON
SHARES OUTSTANDING                                                                     428,678          177,084
=================================================================================================================================


The accompanying notes are an integral part of these financial statements.



WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIENCY
YEARS ENDED DECEMBER 31
(Expressed in United States dollars)

====================================================================================================================================

                              Common Stock
                       ----------------------------
                                                                                                                Deficit
                                                                               Accumulated                  Accumulated
                              Number                Additional    Obligation         Other       Deficit     During the
                           of Shares                   Paid-in      to issue Comprehensive    Previously    Development
                             Issued      Amount       Capital       Shares         Income    Accumulated         Stage     Total
------------------------------------ ----------- ------------- ------------ -------------- -------------- ------------- ------------

Balance at
  December 31,
    2002                    116,750  $      117  $    394,619  $         -  $          -   $    (259,559) $         -   $   135,177
Shares issued for debt
  settlement at $0.75        26,667          27        19,973            -             -              -             -        20,000
Shares issued for debt
  settlement at $0.60         6,667           6         3,994            -             -              -             -         4,000
Shares issued for debt
  settlement at $0.45        16,667          17         7,483            -             -              -             -         7,500
Shares issued for debt
  settlement at $0.75         5,333           5         3,995            -             -              -             -         4,000
Shares issued for debt
  settlement at $0.75         5,000           5         3,745            -             -              -             -         3,750
Net loss                         -           -             -             -             -        (102,182)           -      (102,182)
Foreign currency
  translation
  adjustment                     -           -             -             -          5,209             -             -       5,209
                       ------------  ----------  ------------  ------------ -------------  -------------  ------------  ---------

Balance at
  December 31,
  2003                      177,084         177       433,809          -            5,209       (361,741)           -        77,454

Net loss                         -           -             -             -             -              -       (134,382)    (134,382)
                       ------------  ----------  ------------  ------------ -------------  -------------  ------------  -----------

Balance at
  December 31,
  2004                      177,084         177       433,809          -            5,209       (361,741)     (134,382)     (56,928)

Net loss                         -           -             -             -             -              -       (211,868)    (211,868)
                       ------------  ----------  ------------  ------------ -------------  -------------  ------------- ------------

Balance at
  December 31, 2005         177,084         177       433,809          -            5,209       (361,741)     (346,250)    (268,796)

Shares issued for debt
and
  project cost at $1.25     200,000         200       249,800            -             -              -             -       250,000
Shares issued for
  project cost at $0.75      18,000          18        13,482            -             -              -             -        13,500
Shares issued for
  project cost at $0.53     235,050         235       124,342            -             -              -             -       124,577
Obligation to issue
  shares    for debt
  settlement at $0.31                        -             -        155,000            -              -             -       155,000
Net loss                         -           -             -             -             -              -       (380,674)    (380,674)
                       ------------  ----------  ------------  ------------ -------------  -------------  ------------- ------------

Balance at
  December 31, 2006         630,134  $      630  $    821,433  $    155,000 $       5,209  $    (361,741) $   (726,924) $  (106,393)

====================================================================================================================================

The accompanying notes are an integral part of these financial statements.


WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31
(Expressed in United States Dollars)

==================================================================================================================================
                                                                                                                  Cumulative from
                                                                                                                 new inception of
                                                                                                                      development
                                                                                                                   stage (January
                                                                                                                      1, 2004) to
                                                                                                                     December 31,
                                                                                      2006                2005               2006
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM (USED IN) OPERATING ACTIVITIES:
    Net loss                                                              $      (380,674)  $      (211,868)    $      (726,924)
    Items not involving cash:
       Accrued interest on note receivable                                           -                -                  (2,160)
       Foreign exchange loss                                                         -                -                   3,275
       Gain on settlement of debt                                                 (24,705)            -                 (24,705)
       Write-off of refundable deposit                                               -                -                  52,375
       Write-off of deferred acquisition
         costs                                                                       -               94,786              94,786
       Write-off of Indonesian project
         costs                                                                    350,370              -                350,370
       Expenses accrued by related party                                           30,000            63,176             115,676
      Changes in non-cash operating
       working capital:
       Increase in accounts payable and
        accrued liabilities                                                        25,009            51,806             126,832
                                                                          ---------------   ---------------     ---------------

    Net cash used in operating activities                                              -             (2,100)            (10,475)
                                                                          ---------------   ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITY:
    Advances from related parties                                                      -                 -               10,467
                                                                          ---------------   ---------------     ---------------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                          -               (2,100)                 (8)

CASH AND CASH EQUIVALENTS, BEGINNING OF
YEAR                                                                                   -              2,100                   8
                                                                          ---------------   ---------------     ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                    $          -      $          -        $          -
==================================================================================================================================

CASH PAID FOR INCOME TAXES                                                $            -    $            -      $            -
CASH PAID FOR INTEREST                                                    $            -    $            -      $            -
==================================================================================================================================
SUPPLEMENTAL  DISCLOSURE  WITH  RESPECT  TO
CASH FLOWS:
    SETTLEMENT  OF  RELATED  PARTY  DEBT IN
    EXCHANGE  FOR THE  ASSIGNMENT  OF NOTES
    RECEIVABLE    AND    RELATED    ACCRUED
    INTEREST RECEIVABLE                                                   $         -       $         -         $        59,764
    SHARES ISSUED FOR DEBT SETTLEMENT                                     $        37,707   $         -         $        37,707
    SHARES ISSUED FOR PROJECT COST                                        $       388,077   $         -         $       388,077
    DEBT   SETTLEMENT   FOR  OBLIGATION  TO
    ISSUE SHARES                                                          $       179,705   $         -         $       179,705
    DEFERRED  ACQUISITION COSTS INCLUDED IN
    ACCOUNTS PAYABLE                                                      $         -       $         -         $        94,786
    NOTES  RECEIVABLE  SETTLED FOR ACCOUNTS
    PAYABLE                                                               $         -       $         -         $        29,245
    ACCOUNTS   PAYABLE   PAID  BY   RELATED
    PARTIES                                                               $        36,145   $        13,798     $        72,344
==================================================================================================================================

The accompanying notes are an integral part of these financial statements.

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
YEARS ENDED DECEMBER 31, 2006 AND 2005
================================================================================


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

The Company's current operating activities are its business development and consulting practices, particularly in mergers and acquisitions; however, the Company has not generated any revenues in the past two fiscal years. The Company is pursuing new business opportunities.


GOING CONCERN

The Company incurred cumulative net losses of $726,924 (2005 - $346,250) since the inception of the development stage. Currently, the Company does not have significant cash or other material assets, nor does it have a source of revenue sufficient to cover its operating costs. These facts raise substantial doubt about its ability to continue as a going concern. The Company's director has committed to financing operating costs of the Company as required through debt and/or equity financing.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities such as accrued liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
YEARS ENDED DECEMBER 31, 2006 AND 2005
================================================================================


NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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



LOSS PER SHARE

Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents. For the periods presented, the Company had no potentially dilutive instruments.


COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the year ended December 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.


NEW ACCOUNTING PRONOUNCEMENTS

The have been no new accounting pronouncements introduced since the filing of the Company's Form 10KSB filed on May 18, 2006, which have any impact on the Company at this time.

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
YEARS ENDED DECEMBER 31, 2006 AND 2005
================================================================================


NOTE 3.      CAPITAL STOCK

The authorized common stock of the Company consists of 100,000,000 shares (previously 25,000,000 shares) with a par value of $0.001, following the approval by shareholders of an amendment to the Company's Articles of Incorporation effective April 1, 2005.

On March 4, 2004, the state of Nevada approved the Company's plan of a reverse split of its common stock whereby one share was issued for each fifteen outstanding shares. At that date, the number of common shares outstanding decreased from 2,655,612 to 177,084. All share and per share amounts have been restated to reflect the reverse stock split.

During year ended December 31, 2006, the Company issued 453,050 shares relating to debt settlement and the cost of the Indonesian project that was abandoned.


NOTE 4.    RELATED PARTY TRANSACTIONS

For the year ended December 31, 2006, the Company paid or accrued  $30,000 (2005
- $60,000) in management fees and $36,145 (2005 - $13,798) in reimbursements to a company controlled by a director for expenses paid on the Company's behalf. Amounts due to related party of $8,316 (2005 - $121,875) are owed to a company controlled by a director, are unsecured and have no specific terms of repayment, and are comprised of accrued fees and expenses paid on behalf of the Company.

On December 21, 2006, the Company settled $179,705 of debt owing to a company controlled by a director for the obligation to issue 500,000 common shares at a fair value of $155,000 ($0.31 per share), resulting in a gain of $24,705.


NOTE 5.      INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory federal rate of 34% is approximately as follows for the year ended December 31:

                                                     2006             2005
                                                ---------------   ------------
    Expected tax benefit at statutory rate      $     (129,400)   $    (72,035)
    Unrecognized benefit of operating
       loss carry-forwards                             129,400          72,035
                                                ----------------  ------------

                                                $           -     $          -
                                                ==============    ============



The components of deferred tax assets and liabilities are approximately as follows:

                                                        2006           2005
                                                ---------------   ------------
     Deferred tax asset:
       Income tax benefit
       of operating loss carry-forwards         $      303,000    $   174,000
      Valuation allowance                             (303,000)      (174,000)
                                                ---------------   ------------

      Net deferred tax asset                    $           -     $         -
                                                ==============    ===========

 WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
YEARS ENDED DECEMBER 31, 2006 AND 2005
================================================================================


NOTE 5.      INCOME TAXES,  (CONTINUED)


At December 31, 2006, the Company had a net operating loss carry-forward of approximately $891,000. This loss may be carried forward to offset federal income taxes in various future years through 2026. During the year ended December 31, 2003, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry-forwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.



NOTE 6.      SEGMENT INFORMATION

The Company operates in one reportable segment, being the identification of suitable business opportunities.



NOTE 7.      FINANCIAL INSTRUMENTS

The Company's financial instruments consist of accounts payable and accrued liabilities, and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.



NOTE 8       CONTRACTUAL OBLIGATIONS

The Company had no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

WORLDSTAR ENERGY, CORP.
(Formerly Auteo Media, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
YEARS ENDED DECEMBER 31, 2006 AND 2005
================================================================================


NOTE 9.      INDONESIAN PROJECT


On January 26, 2005, the Company entered into a share exchange agreement to acquire 100% of the outstanding shares of WorldStar Energy Corp. ("WEC"), a private Canadian company, in exchange for the issuance of 31,000,000 common shares of the Company.



The Company amended its Articles of Incorporation authorizing the change of its name to WorldStar Energy, Corp. and increased its authorized capital stock to 100,000,000 shares, reflecting the Company's plans to enter into the energy business in connection with the share exchange.



On March 27, 2006, the Company announced that it would not be making further investments in connection with WEC and the proposed Indonesian methanol plant, due principally to lack of financing for the project. Arrangements for the Company to issue shares to satisfy subscriptions of European investors in WEC have commenced on a registration exempt basis instead of the shareholder approved merger basis proposed in the share exchange agreement. As at December 31, 2006, the Company had issued 453,050 shares with a fair value of $350,370 which has been written off as a cost of the Indonesian project. The Company has committed to issue an additional 379,000 shares to the WEC shareholders for which settlement arrangements have been concluded.





NOTE 10.     SUBSEQUENT EVENT
On February 12, 2007, the Company entered into a share purchase agreement with Jewel Star Group Limited (Jewel), a BVI corporation controlled by Chinese businessman, Thai Seng ("Richard") Tay, to acquire Jewel's subsidiary, National Base Investment Limited (National Base), through which the Company will acquire an approximate 51% interest in 50 mineral exploration licenses in Mongolia. To acquire National Base, the Company has agreed to issue to Jewel 30 million Worldstar shares with an agreed value of US$0.25 per share, plus pay Jewel $1,300,000 in cash on closing of the transaction, for total consideration of $8,860,000 to Jewel. As part of the transaction, the Company has agreed to lend $3,700,000 to a 51% subsidiary of Jewel in order to discharge its liabilities in connection with acquiring the Mongolian licenses, and has raised $5,500,000 through a private placement to a group of overseas investors which will result in the issuance of 22,000,000 common shares to fund the cash portion of the transactions and to provide approximately $500,000 of working capital. A finder's fee of 2,200,000 common shares will be paid in respect of the private placement. On February 5, 2007 Mr. Tay became our CEO and a director, and Mr. Michael Kinley, the former CEO and sole director, has remained as CFO and a director.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 28, 2005, we appointed Dohan and Company, CPA's, as our independent auditors to replace Mr. Kyle Tingle who resigned effective the same date.

Effective May 9, 2006, we appointed Telford Sadovnik, P.L.L.C., CPA's as our independent auditors to replace Dohan and Company who declined to stand for re-appointment.

There were no disagreements with Kyle Tingle or Dohan and Company which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Kyle Tingle or Dohan and Company, would have caused Kyle Tingle or Dohan and Company to make reference to the subject matter of the disagreements in connection with their reports. The reports of Kyle Tingle and Dohan and Company did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

On February 23, 2007, our board of directors approved the appointment of PKF as our new independent auditors effective as of that date, to replace Telford Sadovnik who resigned as our auditors at our request, effective February 21, 2007. This change was made in anticipation of the completion of the National Base acquisition since Telford Sadovnik confirmed to us that they were not able to provide us with the required audit services in respect of the acquisition of National Base and, assuming the completion of that transaction, in respect of our future operations as company with a Mongolian operating subsidiary. During the year ended December 31, 2006, and from the date of appointment of Telford Sadovnik as the Company's independent accountant on May 9, 2006 and through the date of this report, (i) there were no "reportable events," as defined in Item 304(a)(1)(v) of Regulation S-K, and (ii) we did not, and nobody on our behalf has, consulted Telford Sadovnik regarding any of the accounting and auditing matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure

EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our president and CFO have determined that our current disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the fiscal year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors and officers are as follows:

       NAME                POSITION HELD           AGE       DATE APPOINTED

Richard Tay               CEO and Director                   February 4, 2007
Michael W. Kinley         CFO and Director         56        December 2, 2003

The following is a brief account of the background and business experience of each of our executive officers and key employee for the last five years.

THAI SENG (RICHARD) TAY, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

Mr Tay was appointed as our president, CEO and a director effective February 4, 2007, replacing Michael Kinley as president and CEO.

Mr. Tay has engineering and transportation diplomas from institutions in Malaysia, Singapore and the United Kingdom, as well as a Bachelor of Business
(Finance) from RMIT University in Australia and a MBA from the University of Dubuque, Iowa, USA. Mr. Tay has taken post-graduate courses in business strategy at INSEAD and is multi-lingual.

After an almost thirty-year career throughout Asia in various capacities with DaimlerChrysler and its predecessor Daimler-Benz AG, culminating in his role as Vice President, Project Leader for Chrysler Passenger Car Sales and Distribution Network for the People's Republic of China, Mr. Tay is now an independent businessman and entrepreneur based in Beijing.

Mr. Tay has not previously served as a director of a reporting company.

MICHAEL W. KINLEY, CHIEF FINANCIAL OFFICER AND DIRECTOR

Mr. Michael Kinley is our CFO and a director. He was first appointed as our president and a director on December 2, 2003, and from June 30, 2004 until February 4, 2007 served as our sole director and officer.

Mr. Kinley received his Chartered Accountant designation in 1973, was admitted to the Chartered Accountants of Nova Scotia in 1980 and the Chartered Accountants of British Columbia in 2003 and was a partner with a large national accounting firm.

Mr. Kinley is currently the President of Winslow Associates Management & Communications Inc., a private business and financial management consulting firm, a position he has held since March 1993. Mr. Kinley has extensive public company experience, including his roles with the following reporting companies:
Director and CFO of StonePoint Global Brands Inc. since June 2004; CFO of Cardero Resources Corp. since August 2005, CFO of Wealth Minerals Limited since July 2005; Director and CFO of Indico Technologies Ltd. since January, 2005; CFO of International Tower Hill Mines Ltd. since September 22, 2006; President, CEO, CFO and Director of Noise Media Inc.. from February 1997 to present; President and Director of Can-Asia Minerals Inc. (formerly Jon Daring Group Inc.) since February, 2005.

AUDIT COMMITTEE

We do not have an audit committee at this time, and for the last two years, our sole director and officer has performed the function of our audit committee. Mr. Kinley satisfies the criteria for an "audit committee financial expert" and, as an officer of our company, is considered not to be independent.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION


The following table sets forth the compensation paid to our former Chief Executive Officer Michael Kinley. No executive officer earned total annual salary and bonus exceeding $100,000 in 2006.

SUMMARY COMPENSATION TABLE


----------------- ------- -------- ---------- ----------- ---------- -------------- ------------ ----------------- --------
                                                                      NON-EQUITY    NON-QUALIFIED
                                                                       INCENTIVE     DEFERRED
NAME AND                                      STOCK       OPTION         PLAN       COMPEN-SATION   ALL OTHER
PRINCIPAL                 SALARY     BONUS      AWARDS    AWARDS     COMPENSATION    EARNINGS      COMPENSATION     TOTAL
POSITION           YEAR     ($)       ($)        ($)         ($)          ($)           ($)            ($)           ($)
----------------- ------- -------- ---------- ----------- ---------- -------------- ------------ ----------------- --------
Michael Kinley     2006   $30,000     Nil        Nil         Nil          Nil           Nil            Nil           Nil
President, CEO
and CFO
----------------- ------- -------- ---------- ----------- ---------- -------------- ------------ ----------------- --------

Note:    Salary was accrued, not paid.

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2006

We had no outstanding equity awards as of December 31, 2006 for our executive officer.

EMPLOYMENT AGREEMENTS

We have not entered into any employment agreements or other such compensatory arrangements with our executive officers.

LONG-TERM INCENTIVE PLANS / EMPLOYMENT AGREEMENTS

We do not have any long-term incentive plans, pension plans or similar compensatory plans for our directors or executive officers.

The following table sets forth information regarding compensation paid or accrued to our sole director in 2006:

DIRECTOR COMPENSATION TABLE


---------------- -------------- ------------- -------------- ------------- -------------- -------------- -------------
     NAME         FEES EARNED   STOCK AWARDS  OPTION AWARDS   NON-EQUITY   NON-QUALIFIED    ALL OTHER       TOTAL
                                                              INCENTIVE      DEFERRED
                  OR PAID IN                                     PLAN      COMPEN-SATION
                     CASH                                    COMPEN-SATION   EARNINGS     COMPEN-SATION
                      ($)           ($)            ($)           ($)            ($)            ($)           ($)
---------------- -------------- ------------- -------------- ------------- -------------- -------------- -------------
Michael Kinley        Nil           Nil            Nil           Nil            Nil            Nil           Nil
---------------- -------------- ------------- -------------- ------------- -------------- -------------- -------------

No cash compensation was paid to our sole director for the director's services as a director during the fiscal year ended December 31, 2006. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth, as of the date of this annual report certain information with respect to the beneficial ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. To our knowledge, each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.


Name and Address of                       Amount and Nature of                    Percentage of Class(1)
Beneficial Owner                           Beneficial Ownership
DIRECTORS AND OFFICERS
Michael Kinley                            Nil                                     N/A
c/o 1177 West Hastings Street, Suite
1901, Vancouver, BC  V6E 2K3
CFO and director
Richard Tay                               Nil                                     N/A
2091, Gahood Villa, Baixin Zhuang
Shunyi District
101300 Beijing, China
President, CEO and director
DIRECTORS AND OFFICERS AS A GROUP         Nil                                     N/A
5% SHAREHOLDERS
Taj Mohammed                              206,001 common shares                   32.69%
c/o 4108 Dominion Street
Burnaby, BC  V5G 1C6
greater than 5% shareholder


(1) Based on 630,134 shares of common stock issued and outstanding as of the date of this annual report.

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

On December 21, 2006, we arranged to settle $179,709 of indebtedness to a company controlled by a director for the issuance of 500,000 shares.

ITEM 13. EXHIBITS.


EXHIBIT
NUMBER           DESCRIPTION

3.1*             Articles of Incorporation.

3.2*             Bylaws.

10** Share Purchase Agreement among WorldStar, Jewel Star Group Limited and National Base Investment Limited, dated February 12, 2007.

16***            Letter re change in certifying accountant

31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as an exhibit to our Registration Statement on Form SB-2 filed with the SEC on September 3, 1999. ** Filed as an exhibit to our Current Report on Form 8-K filed on February 16, 2007. *** Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.

                                    ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees consist of fees billed for professional services rendered for the audit of the Company's financial statements and the review of the interim statements. The total fees billed by Telford Sadovnick LLP, CPA's, was $14,000 for 2005 and $1,000 for 2005 interim reviews.

OTHER

There were no audit related services and no fees billed for professional services for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2006.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



WORLDSTAR ENERGY, CORP.
a Nevada corporation


/s/ "RICHARD TAY"
___________________________________
By: Richard Tay
President and Director
Date:    March 30, 2007



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES

/s/ "RICHARD TAY"
___________________________________
Richard Tay, President and Director

Date: March 30, 2007