Form 10QSB
period 2007-03-31
WORLDSTAR ENERGY, CORP.
filed 2007-05-15
CIK 1093677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended MARCH 31, 2007


[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to


                         Commission File Number: 0-27229


                             WORLDSTAR ENERGY, CORP.
                 ______________________________________________
                 (Name of small business issuer in its charter)


             NEVADA                                              88-0409163
_________________________________                            ___________________
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


1177 WEST HASTINGS STREET, SUITE 1901, VANCOUVER, BC                   V6E 2K3
____________________________________________________                  __________
      (Address of principal executive offices)                        (Zip Code)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 630,134 SHARES OF COMMON STOCK AS OF MAY 10, 2007.

Transitional Small Business Disclosure Format (check one):  Yes[ ]    No [X]

                             WORLDSTAR ENERGY, CORP.

                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007


                           FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended March 31, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission (the "SEC"). These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

The following unaudited interim financial statements of WorldStar Energy, Corp. ("WorldStar" or the "Company") are included in this Quarterly Report on Form 10-QSB:

DESCRIPTION                                                                 PAGE

Balance Sheets as at March 31, 2007 and December 31, 2006:                    5
Interim Statements of Operations for the Three Months ended March 31, 2007 and 2006, and cumulative from new inception of development stage
(January 1, 2004) to March 31, 2007                                           6

Interim Statement of Shareholders' Equity (Deficiency)                        7

Interim  Statements of Cash Flows for the Three Months ended March 31, 2007 and 2006 and cumulative from new inception of development stage
(January 1, 2004) to March 31, 2007                                           8

Notes to Interim Financial Statements:                                        9

                             WORLDSTAR ENERGY, CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                 MARCH 31, 2007




WORLDSTAR ENERGY, CORP.
(A Development Stage Company)
BALANCE SHEET
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)

========================================================================================================
                                                                             March 31,       December 31,
                                                                                2007             2006
________________________________________________________________________________________________________
                                                                                               (audited)

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                               $    499,951      $        -
                                                                            ____________      __________

Total current assets                                                             499,951               -

Advances to Jewel Star Group of companies (Mongolian project - Note 11)        5,000,000               -
                                                                            ____________      __________

TOTAL ASSETS                                                                $  5,499,951      $        -
========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                $    103,373      $   98,077
    Due to related parties (Note 4)                                              210,594           8,316
                                                                            ____________      __________

Total current liabilities                                                        313,967         106,393
                                                                            ____________      __________

SHAREHOLDERS' EQUITY (DEFICIENCY)
    Capital stock  (Note 3)
       Authorized - 100,000,000  voting common shares, par value $0.001
       Issued - 630,134  common shares                                               630             630
    Additional paid-in capital                                                   821,433         821,433
    Obligation to issue shares (Notes 4 and 10)                                  468,605         155,000
    Subscriptions received in advance (Note 11)                                5,493,125               -
    Accumulated other comprehensive income                                         5,209           5,209
    Deficit previously accumulated                                              (361,741)       (361,741)
    Deficit accumulated during the development stage                         (1,241,277)        (726,924)
                                                                            ____________      __________

                                                                               5,185,984        (106,393)
                                                                            ____________      __________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $  5,499,951      $        -
========================================================================================================


   The accompanying notes are an integral part of these financial statements.




WORLDSTAR ENERGY, CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS THREE MONTH PERIOD ENDED MARCH  31
(Expressed  in  United  States  Dollars)
(Unaudited  -  Prepared  by Management)

==================================================================================================================
                                                                                              Cumulative from
                                                                                              inception of
                                                                                              development stage
                                                                                              (January 1, 2004) to
                                                                   2007           2006        March  31, 2007
__________________________________________________________________________________________________________________

EXPENSES
    Consulting and management fees                              $   15,000     $    7,500        $    130,175
    Foreign exchange (gain) loss                                      (571)             -               2,704
    Investor communications                                          9,441              -              12,602
    Office and administration                                          810              -               3,637
    Professional fees                                               32,736          2,448             141,400
    Rent                                                                 -              -               7,500
    Transfer agent and filing fees                                     911             60              16,567
    Travel                                                           1,781              -               1,781
    Write-off of refundable deposits                                     -              -              52,375
    Write-off of Indonesian project costs (Note 10)                454,245        212,293             804,615
    Write-off of deferred acquisition costs                              -              -              94,786
                                                                __________     __________        ____________

LOSS BEFORE OTHER ITEMS                                           (514,353)      (222,301)         (1,268,142)

OTHER ITEMS:
    Gain on settlement of debt (Note 4 )                                 -              -              24,705
    Interest income                                                      -              -               2,160
                                                                __________     __________        ____________

NET LOSS                                                        $ (514,353)    $ (222,301)       $ (1,241,277)
==================================================================================================================

BASIC LOSS PER COMMON SHARE                                     $    (0.82)    $    (1.24)
==================================================================================================================

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         630,134        179,306
==================================================================================================================


   The accompanying notes are an integral part of these financial statements.




WORLDSTAR ENERGY, CORP.
 (A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
 (Expressed in United States dollars)
(Unaudited - Prepared by Management)
====================================================================================================================================

                       Common Stock
                     _________________
                                                                                                               Deficit
                                                                                 Accumulated               Accumulated
                        Number          Additional  Subscriptions  Obligation          Other      Deficit   During the
                     of Shares             Paid-in    Received in    to issue  Comprehensive   Previously  Development
                        Issued  Amount     Capital        Advance      Shares         Income  Accumulated        Stage     Total
____________________________________________________________________________________________________________________________________

Balance at
  December 31, 2005    177,084     177     433,809              -           -          5,209     (361,741)    (346,250)    (268,796)

Shares issued for
  debt and project
  cost at $1.25        200,000     200     249,800              -           -              -            -            -      250,000
Shares issued for
  project cost at
  $0.75                 18,000      18      13,482              -           -              -            -            -       13,500
Shares issued for
  project cost at
  $0.53                235,050     235     124,342              -                          -            -            -      124,577
Obligation to issue
  shares for debt
  settlement at
  $0.31                      -       -           -        155,000           -              -            -      155,000
Net loss                     -       -           -              -           -              -            -     (380,674)    (380,674)
____________________________________________________________________________________________________________________________________

Balance at
  December 31, 2006    630,134  $  630  $  821,433  $           -  $  155,000  $       5,209  $  (361,741) $  (726,924)  $ (106,393)

Obligation to issue
  shares for debt
  settlement at
  $1.15                      -       -           -        313,605           -              -            -      313,605
Subscriptions
  received in
  advance, net of
  costs                      -       -   5,493,125              -           -              -            -    5,493,125
Net loss                     -       -           -              -           -              -            -     (514,353))   (514,353)
____________________________________________________________________________________________________________________________________

Balance at
  March 31, 2007       630,134  $  630  $  821,433  $   5,493,125  $  468,605  $       5,209  $  (361,741) $(1,241,277)  $5,185,984

====================================================================================================================================


   The accompanying notes are an integral part of these financial statements.





WORLDSTAR ENERGY, CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
THREE MONTH PERIOD ENDED MARCH  31
(Expressed  in  United  States  Dollars)
(Unaudited  -  Prepared  by Management)

=============================================================================================================
                                                                                          Cumulative from new
                                                                                                 inception of
                                                                                            development stage
                                                                                         (January 1, 2004) to
                                                            2007             2006              March 31, 2007
_____________________________________________________________________________________________________________

CASH FLOW FROM (USED IN) OPERATING ACTIVITIES:
    Net loss                                             $  (514,353)     $ (222,301)        $ (1,241,277)
    Items not involving cash:
       Accrued interest on note receivable                         -               -               (2,160)
       Foreign exchange loss                                       -               -                3,275
       Gain on settlement of debt                                  -               -              (24,705)
       Write-off of refundable deposit                             -               -               52,375
       Write-off of deferred acquisition costs                     -               -               94,786
       Write-off of Indonesian project costs                 313,605         212,293              663,975
       Expenses accrued by related party                       2,278           7,500              117,954
      Changes in non-cash operating working capital:
       Increase in accounts payable and accrued
        liabilities                                            5,296           2,508              132,128
                                                         ___________      __________         ____________
    Net cash used in operating activities                   (193,174)              -             (203,649)
                                                         ___________      __________         ____________
CASH FLOWS FROM INVESTING ACTIVITY:
    Advances to Jewel Star Group (Note 11)                (5,000,000)              -           (5,000,000)
                                                         ___________      __________         ____________
                                                          (5,000,000)              -           (5,000,000)
                                                         ___________      __________         ____________
CASH FLOWS FROM FINANCING ACTIVITY:
    Advances from related parties                            200,000               -              210,467
    Subscriptions received in advance                      5,493,125               -            5,493,125
                                                         ___________      __________         ____________

                                                           5,693,125               -            5,703,592
                                                         ___________      __________         ____________
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             499,951          (2,100)                  (8)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       -           2,100                    8
                                                         ___________      __________         ____________
CASH AND CASH EQUIVALENTS, END OF YEAR                   $   499,951      $        -         $    499,951
=========================================================================================================

CASH PAID FOR INCOME TAXES                               $         -      $        -         $          -
CASH PAID FOR INTEREST                                   $         -      $        -         $          -
=========================================================================================================

   The accompanying notes are an integral part of these financial statements.


WORLDSTAR ENERGY, CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
MARCH 31, 2007
================================================================================


NOTE 1.      NATURE AND CONTINUANCE OF OPERATIONS

BASIS OF PRESENTATION

WorldStar Energy, Corp. (the "Company") was incorporated in the State of Nevada on November 8, 1996. Commencing January 1, 2004, the Company was considered to be in the development stage. On April 1, 2005, the Company changed its name from Auteo Media, Inc. to WorldStar Energy, Corp.

The Company's current operating activities are its business development and consulting practices, particularly in mergers and acquisitions; however, the Company has not generated any revenues in the past two fiscal years. The Company is pursuing new business opportunities (Note 11).


GOING CONCERN

These unaudited financial statements were prepared on a "going-concern" basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2007, the Company had working capital (deficiency) of $185,984 (December 31, 2006 - ($106,393)). The Company does not currently have any revenue-generating business or assets, and thereby continues to incur losses. The Company has an accumulated deficit during the development stage of $1,241,277 as at March 31, 2007 (December 31, 2006 - $726,924).

The Company's ability to discharge its liabilities and fulfill its commitments as they come due are dependent upon its success in obtaining equity financing and, ultimately, on attaining profitable operations. Failure to continue as a going-concern would require the restatement of assets and liabilities on a liquidation basis, which could differ materially from the going-concern basis.

These financial statements do not reflect adjustments that would be necessary if the going-concern assumptions were not appropriate because management believes that actions taken or planned, including the anticipated closing of the proposed Mongolian transaction (Note 11), will mitigate the adverse conditions that raise doubts about the Company's viability.


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

WORLDSTAR ENERGY, CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
MARCH 31, 2007
================================================================================


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

LOSS PER SHARE

Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents. For the periods presented, the Company had no potentially dilutive instruments. The loss per share does not include shares issuable upon completion of the transactions referred to in Notes 10 and 11.

FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, advances, and accounts payable and accrued liabilities and amounts due to related parties approximate their fair values because of the short-term maturity of these financial instruments.

COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the quarters ended March 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

WORLDSTAR ENERGY, CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
MARCH 31, 2007
================================================================================


NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New accounting pronouncements

The have been no new accounting pronouncements introduced since the filing of the Company's Form 10KSB filed on April 2, 2007, which have any impact on the Company at this time.


NOTE 3.      CAPITAL STOCK

The authorized common stock of the Company consists of 100,000,000 shares (previously 25,000,000 shares) with a par value of $0.001, following the approval by shareholders of an amendment to the Company's Articles of Incorporation effective April 1, 2005.

No shares were issued during the period ended March 31, 2007.

During year ended December 31, 2006, the Company issued 453,050 shares relating to debt settlement and the cost of the Indonesian project that was abandoned.


NOTE 4.    RELATED PARTY TRANSACTIONS

For the period ended March 31, 2007, the Company accrued $15,000 (2006 - $7,500) in management fees and $527 (2006 - $Nil) in reimbursements to a company controlled by a director for expenses paid on the Company's behalf. Payments of $13,249 (2006 - $Nil) were made against these amounts. Reimbursement of costs relating to the Indonesian project (Note 10) of $140,640 (2006 - $Nil) were also paid to a significant shareholder.

Amounts due to related parties of $210,594 (2006 - $8,316) are owed to a company controlled by a director for accrued fees and expenses paid on behalf of the Company, and a party related to the Jewel Star Group of companies (Note 11). These amounts are unsecured and have no specific terms of repayment.

On December 21, 2006, the Company settled $179,705 of debt owing to a company controlled by a director for the obligation to issue 500,000 common shares at a fair value of $155,000 ($0.31 per share), resulting in a gain of $24,705.


NOTE 5.      INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory federal rate of 34% is approximately as follows for the three months ended March 31:

                                                   2007          2006
                                                _________     ________

     Expected tax benefit at statutory rate     $(175,000)    $(76,000)
     Unrecognized benefit of operating
        loss carry-forwards                       175,000       76,000
                                                _________     ________
                                                $       -     $      -
                                                =========     ========

WORLDSTAR ENERGY, CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
MARCH 31, 2007
================================================================================


NOTE 5.      INCOME TAXES,  (CONTINUED)

The components of deferred tax assets and liabilities are approximately as follows:
                                                      March 31,     December 31,
                                                          2007             2006
                                                      _________     ____________
     Deferred tax asset:
              Income tax benefit
                 of operating loss carry-forwards     $ 478,000      $ 303,000
      Valuation allowance                              (478,000)      (303,000)
                                                      _________      _________

      Net deferred tax asset                          $       -      $       -
                                                      =========      =========


At March 31, 2007, the Company had a net operating loss carry-forward of approximately $1,405,000. This loss may be carried forward to offset federal income taxes in various future years through 2027. During the year ended December 31, 2003, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry-forwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.


NOTE 6.      SEGMENT INFORMATION

The Company operates in one reportable segment, being the identification of suitable business opportunities.


NOTE 7.      FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, advances, accounts payable and accrued liabilities, and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

NOTE 8       CONTRACTUAL OBLIGATIONS

The Company had no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

WORLDSTAR ENERGY, CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
MARCH 31, 2007
================================================================================


NOTE 9.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:

During the three month period ended March 31, significant non-cash transactions of the Company include:


                                                                                          Cumulative from new
                                                                                                 inception of
                                                                                            development stage
                                                                                         (January 1, 2004) to
                                                            2007             2006              March 31, 2007
_____________________________________________________________________________________________________________

SETTLEMENT  OF RELATED PARTY DEBT IN EXCHANGE FOR THE
ASSIGNMENT OF NOTES  RECEIVABLE  AND RELATED  ACCRUED
INTEREST RECEIVABLE                                      $         -      $        -         $     59,764
SHARES ISSUED FOR DEBT SETTLEMENT                        $         -      $   37,707         $     37,707
SHARES ISSUED FOR PROJECT COST                           $   313,605      $  212,293         $    663,975
DEBT SETTLEMENT FOR OBLIGATION TO ISSUE SHARES           $         -      $        -         $    179,705
DEFERRED   ACQUISITION  COSTS  INCLUDED  IN  ACCOUNTS
PAYABLE                                                  $         -      $        -         $     94,786
NOTES RECEIVABLE SETTLED FOR ACCOUNTS PAYABLE            $         -      $        -         $     29,245
ACCOUNTS PAYABLE PAID BY RELATED PARTIES                 $         -      $   13,798         $     72,344
=========================================================================================================



NOTE 10.     INDONESIAN PROJECT

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

On March 27, 2006, the Company announced that it would not be making further investments in connection with WEC and the proposed Indonesian methanol plant, due principally to lack of financing for the project. Arrangements for the Company to issue shares to satisfy subscriptions of European investors in WEC have commenced on a registration exempt basis instead of the shareholder approved merger basis proposed in the share exchange agreement. As at March 31, 2007, the Company had issued 453,050 shares with a fair value of $350,370 which has been written off as a cost of the Indonesian project during 2006. The
Company has an obligation to issue an additional 272,700 shares with a fair value of $313,605 to the WEC shareholders for which settlement arrangements have also been concluded.

WORLDSTAR ENERGY, CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
MARCH 31, 2007
================================================================================


NOTE 10.     INDONESIAN PROJECT (CONTINUED)

These transactions, together with other cash costs, are summarized as follows:


                                        Quarter Ended              Year Ended
                                            March 31,            December 31,
                                                 2007                    2006
                                        _____________            ____________

     Settlement shares issued
         to WEC shareholders
         at fair value                  $     313,605            $    350,370
     Cash costs attributed
         to the project                       140,640                       -
                                        _____________            ____________
     Total for the period               $     454,245            $    350,370
                                        =============            ============
     Cumulative, end of period          $     804,615            $    350,370
                                        =============            ============


NOTE 11.     MONGOLIAN TRANSACTION

On February 12, 2007, the Company entered into a share purchase agreement with Jewel Star Group Limited (Jewel), a BVI corporation controlled by Chinese businessman, Thai Seng ("Richard") Tay, to acquire Jewel's subsidiary, National Base Investment Limited (National Base), through which the Company will acquire an approximate 51% interest in 50 mineral exploration licenses in Mongolia. To acquire National Base, the Company has agreed to issue to Jewel 30 million Worldstar shares with an agreed value of US$0.25 per share, plus pay Jewel $1,300,000 in cash on closing of the transaction, for total consideration of $8,860,000 to Jewel. As part of the transaction, the Company has agreed to lend $3,700,000 to a 51% subsidiary of Jewel in order to discharge its liabilities in connection with acquiring the Mongolian licenses, and has raised $5,500,000 through private placement subscriptions which will result in the issuance of 22,000,000 common shares to fund the cash portion of the transactions and to provide approximately $500,000 of working capital. A finder's fee of 2,200,000 common shares will be paid in respect of the private placement. On February 5, 2007 Mr. Tay became our CEO and a director, and Mr. Michael Kinley, the former CEO and sole director, has remained as CFO and a director.

Closing of the transaction is subject to certain conditions, which principally include completion of due diligence procedures, completion of the financing and receipt of the audited consolidated financial statements of National Base. As of March 31, 2007, the Company has received $5,500,000 of share subscriptions and believes the remaining conditions will be met. Accordingly, the Company has advanced $5,000,000 to the Jewel Star Group of companies in order to secure the mineral licenses. Upon completion of the transaction, the Company will prepare consolidated financial statements which will reflect the underlying assets and liabilities of the Company and National Base. Those assets would be comprised substantially of the Company's resulting investment in the mineral licenses referred to above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

As used in this Quarterly Report: (i) the terms "we", "us", "our" and the "Company" mean WorldStar Energy, Inc..; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the SECURITIES ACT OF 1933, as amended; (iv) "Exchange Act" refers to the SECURITIES EXCHANGE ACT OF
1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended March 31, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended March 31, 2007 included in this Quarterly Report.

OVERVIEW

OUR BUSINESS
We were incorporated on November 8, 1996 under the laws of the State of Nevada under the name Flintrock Financial Services, Inc. Concurrent with the reverse merger with Tysa Corporation on March 1, 2000 we changed our name to Auteo
Media, Inc. effective March 14, 2000. On April 1, 2005 we changed our name to WorldStar Energy, Corp.

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





OUR FINANCIAL CONDITION

During the next 12 months we anticipate that we will not generate any revenue. We had cash of $499,951 and working capital of $185,984 at March 31, 2007. Accordingly, we anticipate that we will require additional financing to enable us to pay our planned expenses for the next 12 months.

PLAN OF OPERATIONS

Our plan of operations for the next 12 months is to expend:

(1) $7,000,000 for exploration expenditure on our proposed Mongolian mineral properties;

(2) $150,000 for management and consulting expenses; and

(3) $200,000 administration and operating expenses.

We are in the process of raising funds through a private placement offering of our shares of common stock. As at March 31, 2007, subscriptions for 22,000,000 shares of common stock at $0.25 per share have been accepted, for gross proceeds of $5,500,000. We expect to complete the private placement in Q2 2007. However, there can be no assurance that we will complete the private placement or that the funds raised will be sufficient for us to pay our expenses for the next 12 months.

During the 12 month period following the date of this Quarterly Report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program going forward. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

The following table sets out our loss for the periods indicated:

                                                                                          Cumulative from new
                                                                                                 inception of
                                                                                            development stage
                                                                                         (January 1, 2004) to
                                                            2007             2006              March 31, 2007
_____________________________________________________________________________________________________________

EXPENSES
    Consulting and management fees                       $    15,000      $    7,500         $    130,175
    Foreign exchange (gain) loss                                (571)              -                2,704
    Investor communications                                    9,441               -               12,602
    Office and administration                                    810               -                3,637
    Professional fees                                         32,736           2,448              141,400
    Rent                                                           -               -                7,500
    Transfer agent and filing fees                               911              60               16,567
    Travel                                                     1,781               -                1,781
    Write-off of refundable deposits                               -               -               52,375
    Write-off of Indonesian project costs (Note 10)          454,245         212,293              804,615
    Write-off of deferred acquisition costs                        -               -               94,786
                                                         ___________      __________         ____________

LOSS BEFORE OTHER ITEMS                                     (514,353)       (222,301)          (1,268,142)

OTHER ITEMS:
    Gain on settlement of debt
      (Note 4 )                                                    -               -               24,705
    Interest income                                                -               -                2,160
                                                         ___________      __________         ____________

NET LOSS                                                 $  (514,353)     $ (222,301)        $ (1,241,277)
=========================================================================================================


REVENUES

We have had no operating revenues since 2002 to March 31, 2007. We anticipate that we will not generate any revenues for so long as we are an development stage company.

GENERAL AND ADMINISTRATIVE EXPENSES

Total operating expense increased from $222,301 in the three months ended March 31, 2006 to $514,353 for the period ended March 31, 2007. The principal reasons were higher costs associated with finalizing the Company's remaining commitments arising from the abandoned Indonesian project ($454,245 compared to $212,293), and secondly, higher costs in most other categories due to the commencement of the Company's proposed Mongolian mineral property transaction compared to the prior period when the Company had no active project proposed.

NET LOSS

As a result of the above, our net loss for the three months ended March 31, 2007 was $514,353, compared to $222,301 in the prior period of 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $499,951 as at March 31, 2007 and working capital of $185,984. During the 12 month period following the date of this Quarterly Report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months. We are in the process of raising funds through a private placement offering of our shares of common stock. At March 31, 2007, subscriptions for 22,000,000 shares of common stock at $0.25 per share have been accepted, for gross proceeds of $5,500,000. We expect to complete the private placement in Q2 of 2007. However, there can be no assurance that we will complete the private placement or that the funds raised will be sufficient for us to pay our expenses for the next 12 months.

We will be required to obtain additional financing in order to pursue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program going forward. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

CASH USED IN OPERATING ACTIVITIES

Cash used in operating activities in the three months ended March 31, 2007 was $193,174, compared to $Nil in the prior period of 2006. Operating activities used cash primarily for management and professional fees, and costs relating to our terminated methanol project in Indonesia. We anticipate that cash used in operating activities will increase in 2007 as we pursue our plan of operations.

CASH USED IN INVESTING ACTIVITIES

In the three months ended March 31, 2007, investing activities used cash of $5,000,000 for advances to the Jewel Star Group in relation to our proposed Mongolian mineral property transaction. There were no investing activities in the three months ended March 31, 2006.

CASH PROVIDED BY FINANCING ACTIVITIES

We have funded our business to date primarily from sales of our common stock. We are in the process of raising funds through a private placement offering of our shares and, at March 31, 2007, we received a total of $5,493,125 from subscriptions for our common stock, net of issuance costs, together with advances from a related party for $200,000. In the three months ended March 31, 2006, there were no financing activities.

There can be no assurance that we will be able to complete the private placement of our shares. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to pursue our plan of operations, then we will not be able to continue our exploration of our mineral claims and our business will fail.

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. The Company's ability to discharge its liabilities and fulfill its commitments as they come due are dependent upon its success in obtaining equity financing and, ultimately, on attaining profitable operations. Failure to continue as a going-concern would require the restatement of assets and liabilities on a liquidation basis, which could differ materially from the going-concern basis.

FUTURE FINANCINGS

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly  evaluate the  accounting  policies  and  estimates  that we use to prepare our consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

FOREIGN CURRENCY TRANSLATION

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


RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS 159, "Fair Value Option for Financial Assets and Financial Liabilities". The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB
Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company expects that this new pronouncement will have no impact on the Company's financial statements.

On July 13, 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company does not believe adoption of Interpretation 48 will have a material effect on its financial position, results of operations or cash flows.



Item 3.           Controls and Procedures

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

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our president and CFO have determined that our current disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the fiscal year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

The certifications of our Principal Executive Officer and our Principal Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-QSB. The disclosures set forth in this Item 3 contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this
Item 3 for a more complete understanding of the matters covered by the certification.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.           Unregistered Sales of Equity Securities

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Securities Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

       EXHIBIT
        NUMBER                              DESCRIPTION OF EXHIBIT

         31.1     Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive
                  Officer.

         31.2     Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial
                  Officer.

         32.1 18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WORLDSTAR ENERGY, CORP..

Per: /s/ "RICHARD TAY"
          _______________________________________________________________
          Richard Tay
          President, Chief Executive Officer, Principal Executive Officer and a director


          Date:  May 11, 2007.