Form 10QSB
period 2007-06-30
WORLDSTAR ENERGY, CORP.
filed 2007-08-14
CIK 1093677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007


[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 630,134 shares of common stock as of August 10, 2007.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No [X]
                                   __________

                             WORLDSTAR ENERGY, CORP.

                         Quarterly Report On Form 10-QSB
                  For The Quarterly Period Ended June 30, 2007


                           FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended June 30, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission (the "SEC"). These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

                                   __________

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

The following unaudited interim financial statements of WorldStar Energy, Corp. ("WorldStar" or the "Company") are included in this Quarterly Report on Form 10-QSB:

Description                                                                 Page

Balance Sheets as at June 30, 2007 and December 31, 2006:                      6

Interim Statements of Operations for the Six and Three Months
ended June 30, 2007 and 2006, and cumulative from new inception
of development stage (January 1, 2004) to June 30, 2007                        7

Interim Statement of Shareholders' Equity (Deficiency)                         8

Interim  Statements  of Cash  Flows for the Six Months
ended June 30,  2007 and 2006 and cumulative from new
inception of development stage (January 1, 2004) to June 30, 2007              9

Notes to Interim Financial Statements:                                        10
                                   __________

                             WORLDSTAR ENERGY, CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                      (Expressed in United States Dollars)
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2007



WORLDSTAR ENERGY, CORP.

(A Development Stage Company)
BALANCE SHEET
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)

=============================================================================================================
                                                                                   June 30,       December 31,
                                                                                       2007              2006
_____________________________________________________________________________________________________________
                                                                                                   (audited)

ASSETS

Current assets
    Cash and cash equivalents                                                 $       5,681     $           -

Total current assets                                                                  5,681                 -

Advances to Jewel Star Group of companies (Mongolian project - Note 11)           5,300,000                 -

Total assets                                                                  $   5,305,681     $           -
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
    Accounts payable and accrued liabilities                                  $     128,665     $      98,077
    Due to related parties (Note 4)                                                  32,906             8,316

Total current liabilities                                                           161,571           106,393

Shareholders' equity (deficiency)
    Capital stock  (Note 3)
       Authorized - 100,000,000  voting common shares, par value $0.001
       Issued - 630,134  common shares                                                  630               630
    Additional paid-in capital                                                      821,433           821,433
    Obligation to issue shares (Notes 4 and 10)                                     468,605           155,000
    Subscriptions received in advance (Note 11)                                   5,493,125                 -
    Accumulated other comprehensive income                                            5,209             5,209
    Deficit previously accumulated                                                 (361,741)         (361,741)
    Deficit accumulated during the development stage                             (1,283,151)         (726,924)

                                                                                  5,144,110          (106,393)

Total liabilities and shareholders' equity                                    $   5,305,681     $           -
=============================================================================================================


   The accompanying notes are an integral part of these financial statements.




WORLDSTAR ENERGY, CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)

================================================================================================================================
                                                                                                                      Cumulative
                                                                                                                  from inception
                                                                                                                  of development
                                                Three Months     Three Months       Six Months       Six Months            stage
                                                       Ended            Ended            Ended            Ended      (January 1,
                                                     June 30          June 30          June 30          June 30         2004) to
                                                        2007             2006             2007             2006    June 30, 2007
________________________________________________________________________________________________________________________________

EXPENSES
    Consulting and management fees            $        15,000 $         7,500  $        30,000  $        15,000  $       145,175
    Foreign exchange (gain) loss                        1,148            -                 577             -               3,852
    Investor communications                              -               -               9,441             -              12,602
    Office and administration                              74            -                 884             -               3,711
    Professional fees                                  24,014          19,683           56,750           22,131          165,414
    Rent                                                 -               -               -                 -               7,500
    Transfer agent and filing fees                      1,638           2,392            2,549            2,452           18,205
    Travel                                               -               -               1,781             -               1,781
    Write-off of refundable deposits                     -               -                  -              -              52,375
    Write-off of  Indonesian  project  costs
      (Note 10)                                          -             13,500          454,245          225,793          804,615
    Write-off of deferred acquisition costs                -               -                -                -            94,786


Loss before other items                               (41,874)        (43,075)        (556,227)        (265,376)      (1,310,016)

Other items:
    Gain on settlement of debt (Note 4 )                 -               -                -                -              24,705
    Interest income                                        -               -                -                -             2,160


Net loss                                      $       (41,874)$       (43,075) $      (556,227) $      (265,376) $    (1,283,151)
================================================================================================================================

Basic loss per common share                   $        (0.07) $        (0.11)  $        (0.88)  $        (0.94)
================================================================================================================================

Basic  weighted  average  number  of  common
shares outstanding                                    630,134         384,205          630,134          282,322
================================================================================================================================


   The accompanying notes are an integral part of these financial statements.




WORLDSTAR ENERGY, CORP.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIENCY
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
====================================================================================================================================

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
                        Issued  Amount     Capital        Advance      Shares         Income  Accumulated        Stage     Total
____________________________________________________________________________________________________________________________________


Balance at
  December 31, 2005    177,084     177     433,809              -           -          5,209     (361,741)    (346,250)    (268,796)

Shares issued for
debt and
  project cost at
  $1.25                200,000     200     249,800              -           -              -            -            -      250,000
Shares issued for
  project cost at
  $0.75                 18,000      18      13,482              -           -              -            -            -       13,500
Shares issued for
  project cost at
  $0.53                235,050     235     124,342              -           -              -            -            -      124,577
Obligation to issue
  shares for debt
  settlement at
  $0.31                      -       -           -        155,000           -              -            -      155,000
Net loss                     -       -           -              -           -              -            -     (380,674)    (380,674)
                     _______________________________________________________________________________________________________________
Balance at
  December 31, 2006    630,134  $  630  $  821,433  $           -    $155,000        $ 5,209  $  (361,741) $  (726,924) $  (106,393)

Obligation to issue
  shares    for debt
  settlement at $1.15                -           -              -     313,605              -            -            -      313,605
Subscriptions
  received in
  advance, net of
  costs                              -           -      5,493,125           -              -            -            -    5,493,125
Net loss                     -       -           -              -           -              -            -     (556,227))   (556,227)
                     _______________________________________________________________________________________________________________
Balance at
  June 30, 2007        630,134  $  630  $  821,433  $   5,493,125    $468,605        $ 5,209  $  (361,741) $(1,283,151) $ 5,144,110

====================================================================================================================================


   The accompanying notes are an integral part of these financial statements.




WORLDSTAR ENERGY, CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)

=================================================================================================================================
                                                                                                                       Cumulative
                                                Three Months     Three Months                                            from new
                                                       Ended            Ended       Six Months        Six Months     inception of
                                                     June 30          June 30            Ended             Ended      development
                                                        2007             2006          June 30           June 30   stage (January
                                                                                          2007              2006      1, 2004) to
                                                                                                                    June 30, 2007
_________________________________________________________________________________________________________________________________

CASH   FLOW  FROM   (USED   IN)   OPERATING
ACTIVITIES:
    Net loss                                       $ (41,874)        $(43,075)     $  (556,227)       $(265,376)      $(1,283,151)
    Items not involving cash:
       Accrued interest on note receivable                 -                -                -                -            (2,160)
       Foreign exchange loss                               -                -                -                -             3,275
       Gain on settlement of debt                          -                -                -                -           (24,705)
       Write-off of refundable deposit                     -                -                -                -            52,375
       Write-off  of  deferred  acquisition
         costs                                             -                -                -                -            94,786
       Write-off  of   Indonesian   project
         costs                                             -           13,500          454,245          225,793           804,615
       Expenses accrued by related party              12,312            7,500           14,590           15,000           130,266
      Changes   in    non-cash    operating
       working   capital:
       Increase  in  accounts  payable  and
        accrued liabilities                           25,292           22,075           30,588           24,583           157,420
_________________________________________________________________________________________________________________________________

    Net cash used in operating activities             (4,270)               -          (56,804)               -           (67,279)
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITY:
    Indonesian project costs                               -                -         (140,640)               -          (140,640)
    Advances to Jewel Star Group (Note 9)           (300,000)               -       (5,300,000)               -        (5,300,000)
_________________________________________________________________________________________________________________________________

                                                    (300,000)               -       (5,440,640)               -        (5,440,640)
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITY:
    Advances from related parties                          -                -          200,000                -           210,467
    Advances from related parties                   (190,000)               -         (190,000)               -          (190,000)
    Subscriptions received in advance                      -                -        5,493,125                -         5,493,125
_________________________________________________________________________________________________________________________________

                                                    (190,000)               -        5,503,125                -         5,513,592
_________________________________________________________________________________________________________________________________

Increase   (decrease)   in  cash  and  cash
equivalents                                         (494,270)               -            5,681           (2,100)            5,673

Cash and  cash  equivalents,  beginning  of
year                                                 499,951                -                -            2,100                 8
_________________________________________________________________________________________________________________________________

Cash and cash equivalents, end of year             $   5,681         $      -      $     5,681        $       -       $     5,681
=================================================================================================================================

Cash paid for income taxes                         $       -         $      -      $         -        $       -       $         -
Cash paid for interest                             $       -         $      -      $         -        $       -       $         -
=================================================================================================================================

   The accompanying notes are an integral part of these financial statements.


WORLDSTAR ENERGY, CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
JUNE 30, 2007
================================================================================

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

GOING CONCERN

These unaudited financial statements were prepared on a "going-concern" basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2007, the Company had working capital (deficiency) of ($155,890) (December 31, 2006 - ($106,393)). The Company does not currently have any revenue-generating business or assets, and thereby continues to incur losses. The Company has an accumulated deficit during the development stage of $1,283,151 as at June 30, 2007 (December 31, 2006 - $726,924).

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

WORLDSTAR ENERGY, CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
JUNE 30, 2007
================================================================================

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


FOREIGN CURRENCY

Effective January 1, 2004, the Company's functional currency is the United States dollar. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities denominated in a foreign currency are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains or losses arising on translation of foreign currency items are included in the statement of operations.

LOSS PER SHARE

Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives affect to all dilutive potential common shares outstanding during the period using the treasury stock method. For the periods presented, the Company had no potentially dilutive instruments.

FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, advances, and accounts payable and accrued liabilities and amounts due to related parties approximate their fair values because of the short-term maturity of these financial instruments.

COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the quarters ended June 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

The have been no new accounting pronouncements introduced since the filing of the Company's Form 10KSB filed on April 2, 2007 which have any impact on the Company at this time.

WORLDSTAR ENERGY, CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
JUNE 30, 2007
================================================================================

NOTE 3.      CAPITAL STOCK

The authorized common stock of the Company consists of 100,000,000 shares (previously 25,000,000 shares) with a par value of $0.001, following the approval by shareholders of an amendment to the Company's Articles of Incorporation effective April 1, 2005.

No shares were issued during the period ended June 30, 2007.

During year ended December 31, 2006, the Company issued 453,050 shares relating to debt settlement and the cost of the Indonesian project that was abandoned.

NOTE 4.    RELATED PARTY TRANSACTIONS

For the period ended June 30, 2007, the Company accrued $30,000 (2006 - $15,000) in management fees and $527 (2006 - $Nil) in expense reimbursements to a company controlled by a director for expenses paid on the Company's behalf. Payments of $15,937 (2006 - $Nil) were made against these amounts. Reimbursement of costs relating to the Indonesian project (Note 10) of $140,640 (2006 - $Nil) were also paid to a significant shareholder.

Amounts due to related parties of $32,906 (December 31, 2006 - $8,316) are owed to a company controlled by a director for accrued fees and expenses paid on behalf of the Company, and a party related to the Jewel Star Group of companies (Note 11). These amounts are unsecured and have no specific terms of repayment.

On December 21, 2006, the Company agreed to settle $179,705 of debt owing to a company controlled by a director for the obligation to issue 500,000 common shares at a fair value of $155,000 ($0.31 per share), resulting in a gain of $24,705.

NOTE 5.      INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory federal rate of 34% is approximately as follows for the six months ended June 30:

                                                  2007           2006
                                                _________      _________

     Expected tax benefit at statutory rate     $(189,000)     $ (91,000)
     Unrecognized benefit of operating
        loss carry-forwards                       189,000         91,000
                                                _________      _________
                                                $       -      $       -
                                                =========      =========


The components of deferred tax assets and liabilities are approximately as follows:

                                                 June 30,   December 31,
                                                     2007           2006
                                                _________   ____________
     Deferred tax asset:
        Income tax benefit
        of operating loss carry-forwards        $ 492,000      $ 303,000
      Valuation allowance                        (492,000)      (303,000)
                                                _________      _________
      Net deferred tax asset                    $       -      $       -
                                                =========      =========

WORLDSTAR ENERGY, CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
JUNE 30, 2007
================================================================================

NOTE 5.      INCOME TAXES,  (CONTINUED)

At June 30, 2007, the Company had a net operating loss carry-forward of approximately $1,447,000. This loss may be carried forward to offset federal income taxes in various future years through 2027. During the year ended December 31, 2003, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry-forwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

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

WORLDSTAR ENERGY, CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
JUNE30, 2007
================================================================================

NOTE 9.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:

During the six month period ended June 30, significant non-cash transactions of the Company include:


                                                                                                                       Cumulative
                                                                                                                         from new
                                                 Three Months     Three Months                                       inception of
                                                        Ended            Ended       Six Months       Six Months      development
                                                      June 30          June 30            Ended            Ended   stage (January
                                                         2007             2006          June 30          June 30      1, 2004) to
                                                                                            2007            2006    June 30, 2007

    Settlement  of  related  party  debt in
    exchange  for the  assignment  of notes
    receivable    and    related    accrued
    interest receivable                          $         -       $         -      $         -      $         -      $    59,764
    Shares issued for debt settlement            $         -       $         -      $         -      $    37,707      $    37,707
    Shares to be issued for project cost         $         -       $         -      $   313,605      $   212,293      $   663,975
    Debt   settlement   for  obligation  to
    issue shares                                 $         -       $         -      $         -      $         -      $   179,705
    Deferred  acquisition costs included in
    accounts payable                             $         -       $         -      $         -      $         -      $    94,786
    Notes  receivable  settled for accounts
    payable                                      $         -       $         -      $         -      $         -      $    29,245
    Accounts   payable   paid  by   related
    parties                                      $         -       $    30,037      $         -      $    30,037      $    72,344
=================================================================================================================================



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

On March 27, 2006, the Company announced that it would not be making further investments in connection with WEC and the proposed Indonesian methanol plant, due principally to lack of financing for the project. Arrangements for the Company to issue shares to satisfy subscriptions of European investors in WEC have commenced on a registration exempt basis instead of the shareholder approved merger basis proposed in the share exchange agreement. As of June 30 2007, the Company had issued 453,050 shares with a fair value of $388,077 which has been written off as a cost of the Indonesian project The Company has an obligation to issue an additional 272,700 shares with a fair value of $313,605 to the WEC shareholders for which settlement arrangements have been concluded.

WORLDSTAR ENERGY, CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
JUNE 30, 2007
================================================================================

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

Closing of the transaction is subject to certain conditions, which principally include completion of due diligence procedures, completion of the financing and receipt of the audited consolidated financial statements of National Base. As of June 30, 2007, the Company has received $5,500,000 of share subscriptions and believes the remaining conditions will be met. Accordingly, the Company has advanced $5,300,000 to the Jewel Star Group of companies in order to secure the mineral licenses.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended June 30, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended June 30, 2007 included in this Quarterly Report.

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

Although there can be no assurance that we will be successful in completing the acquisition of National Base, we are working to achieve that goal in the third quarter of calendar 2007.


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

OUR FINANCIAL CONDITION

During the next 12 months we anticipate that we will not generate any revenue. We had cash of $5,681 and a working capital deficiency of $155,890 at June 30, 2007. Accordingly, we anticipate that we will require additional financing to enable us to pay our planned expenses for the next 12 months.

PLAN OF OPERATIONS

Our plan of operations for the next 12 months is to expend:

(1) $7,000,000 for exploration expenditure on our proposed Mongolian mineral properties;

(2)      $150,000 for management and consulting expenses; and

(3)      $200,000 administration and operating expenses.

We are in the process of raising funds through a private placement offering of our shares of common stock. As at June 30, 2007, subscriptions for 22,000,000 shares of common stock at $0.25 per share have been accepted, for gross proceeds of $5,500,000. We expect to complete the private placement in Q3 2007. However, there can be no assurance that we will complete the private placement or that the funds raised will be sufficient for us to pay our expenses for the next 12 months.

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

Results of Operations

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

The following table sets out our loss for the periods indicated:


================================================================================================================================
                                                                                                                      Cumulative
                                                                                                                  from inception
                                                Three Months     Three Months       Six Months       Six Months   of development
                                                       Ended            Ended            Ended            Ended   stage (January
                                                     June 30          June 30          June 30          June 30      1, 2004) to
                                                        2007             2006             2007             2006    June 30, 2007
________________________________________________________________________________________________________________________________

EXPENSES
    Consulting and management fees            $        15,000 $         7,500  $        30,000  $        15,000  $       145,175
    Foreign exchange (gain) loss                        1,148            -                 577             -               3,852
    Investor communications                              -               -               9,441             -              12,602
    Office and administration                              74            -                 884             -               3,711
    Professional fees                                  24,014          19,683           56,750           22,131          165,414
    Rent                                                 -               -               -                 -               7,500
    Transfer agent and filing fees                      1,638           2,392            2,549            2,452           18,205
    Travel                                               -               -               1,781             -               1,781
    Write-off of refundable deposits                     -               -                  -              -              52,375
    Write-off of  Indonesian  project  costs
      (Note 10)                                          -             13,500          454,245          225,793          804,615
    Write-off of deferred acquisition costs                -               -                -                -            94,786


Loss before other items                               (41,874)        (43,075)        (556,227)        (265,376)      (1,310,016)

Other items:
    Gain on settlement of debt (Note 4 )                 -               -                -                -              24,705
    Interest income                                        -               -                -                -             2,160


Net loss                                      $       (41,874)$       (43,075) $      (556,227) $      (265,376) $    (1,283,151)
================================================================================================================================

Basic loss per common share                   $        (0.07) $        (0.11)  $        (0.88)  $        (0.94)
================================================================================================================================

Basic  weighted  average  number  of  common
shares outstanding                                    630,134         384,205          630,134          282,322
================================================================================================================================


REVENUES

We have had no operating revenues since 2002 to June 30, 2007. We anticipate that we will not generate any revenues for so long as we are an development stage company.

GENERAL AND ADMINISTRATIVE EXPENSES

Total operating expense increased from $265,376 in the six months ended June 30, 2006 to $556,227 for the period ended June 30, 2007. The principal reasons were higher costs associated with finalizing the Company's remaining commitments arising from the abandoned Indonesian project ($454,245 compared to $225,376), and secondly, higher costs in most other categories due to the commencement of the Company's proposed Mongolian mineral property transaction compared to the prior period when the Company had no active project proposed.

NET LOSS

As a result of the above, our net loss for the six months ended June 30, 2007 was $556,227, compared to $265,376 in the prior period of 2006.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

REVENUES

We have had no operating revenues since 2002 to June 30, 2007. We anticipate that we will not generate any revenues for so long as we are an development stage company.

GENERAL AND ADMINISTRATIVE EXPENSES

Total operating expense decreased from $43,075 in the three months ended June 30, 2006 to $41,874 for the period ended June 30, 2007. The principal reasons were higher consulting costs and secondly, higher professional fees due to the commencement of the Company's proposed Mongolian mineral property transaction compared to the prior period when the Company had no active project proposed.

NET LOSS

As a result of the above, our net loss for the three months ended June 30, 2007 was $41,874, compared to $43,075 in the prior period of 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $5,681 as at June 30, 2007 and a working capital deficiency of $155,890. During the 12 month period following the date of this Quarterly Report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months. We are in the process of raising funds through a private placement offering of our shares of common stock. At June 30, 2007, subscriptions for 22,000,000 shares of common stock at $0.25 per share have been accepted, for gross proceeds of $5,500,000. We expect to complete the private placement in Q3 of 2007. However, there can be no assurance that we will complete the private placement or that the funds raised will be sufficient for us to pay our expenses for the next 12 months.

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

CASH USED IN OPERATING ACTIVITIES

Cash used in operating activities in the six months ended June 30, 2007 was $197,444, compared to $Nil in the prior period of 2006. Operating activities used cash primarily for management and professional fees, and costs relating to our terminated methanol project in Indonesia. We anticipate that cash used in operating activities will increase in 2007 as we pursue our plan of operations.

CASH USED IN INVESTING ACTIVITIES

In the six months ended June 30, 2007, investing activities used cash of $5,300,000 for advances to the Jewel Star Group in relation to our proposed Mongolian mineral property transaction. There were no investing activities in the six months ended June 30, 2006.

CASH PROVIDED BY FINANCING ACTIVITIES

We have funded our business to date primarily from sales of our common stock. We are in the process of raising funds through a private placement offering of our shares and, at June 30, 2007, we received a total of $5,493,125 from subscriptions for our common stock, net of issuance costs, together with advances from a related party for $200,000, of which $190,000 was repaid In the six months ended June 30, 2006, there were no financing activities.

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

On July 13, 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company does not believe adoption of Interpretation 48 has a material effect on its financial position, results of operations or cash flows.

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

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-QSB:

     Exhibit
     Number                                     Description of Exhibit

      31.1 Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer and Chief Financial Officer.

      32.1 18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WORLDSTAR ENERGY, CORP..

Per:         /s/ "RICHARD TAY"
             _______________________________________________________________
             Richard Tay
             President, Chief Executive Officer, Principal Executive Officer and a director
             Date:  August 10, 2007.

                                   __________