Form 10QSB
period 2007-09-30
WORLDSTAR ENERGY, CORP.
filed 2007-11-19
CIK 1093677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2007

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                         Commission File Number: 0-27229

                             WORLDSTAR ENERGY, CORP.
________________________________________________________________________________
                 (Name of small business issuer in its charter)

                   NEVADA                                        88-0409163
____________________________________________________  __________________________
(State or other jurisdiction of incorporation                (I.R.S. Employer
             or organization)                                Identification No.)



 1177 WEST HASTINGS STREET, SUITE 1901, VANCOUVER, BC             V6E 2K3
_______________________________________________________          __________
       (Address of principal executive offices)                  (Zip Code)


                          (604) 434-5256
______________________________________________________
                    (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes  [ ]   No  |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 57,761,834 shares of common stock as of November14, 2007.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No  |X|

                             WORLDSTAR ENERGY, CORP.

                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007


                           FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended September 30, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

The following unaudited interim financial statements of WorldStar Energy, Corp. are included in this Quarterly Report on Form 10-QSB:

                             WORLDSTAR ENERGY, CORP.


                         (A development stage company)
                  Condensed Consolidated Financial Statements
                  For the six months ended September 30, 2007
                             (Stated in US dollars)

                      (Unaudited - Prepared by Management)

WORLDSTAR ENERGY, CORP.
(A development stage company)
Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)



Index to Condensed Consolidated Financial Statements





                                                                       Pages

Condensed Consolidated Statement of Operations                           F-1

Condensed Consolidated Balance Sheets                                    F-2

Condensed Consolidated Statement of Cash Flows                           F-3

Condensed Consolidated Statement of Shareholders' Equity                 F-4

Notes to Condensed Consolidated Financial Statements              F-5 - F-15



WORLDSTAR ENERGY, CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND
FROM INCEPTION ON NOVEMBER 28, 2006 THROUGH SEPTEMBER 30, 2007
(STATED IN US DOLLARS)


                                                                                    FOR THE SIX
                                                                                   MONTHS ENDED
                                                                                  SEPTEMBER 30,    CUMULATIVE TOTAL
                                                                                           2007     SINCE INCEPTION
                                                                                    (UNAUDITED)         (UNAUDITED)

Net sales                                                                        $            -       $           -
Cost of sales                                                                                 -                   -
                                                                              ------------------ -------------------

Gross profit                                                                                  -                   -
Other income                                                                              2,322               2,322
                                                                              ------------------ -------------------

                                                                                          2,322               2,322
Operating expenses
    Amortization of mineral rights                                                      578,343             578,343
    Property exploration and maintenance                                                390,473             390,473
    General and administrative expenses                                                 226,484             247,579
                                                                              ------------------ -------------------

Loss from operations                                                                 (1,192,978)         (1,214,073)

    Finance costs                                                                        (9,025)             (9,025)
                                                                              ------------------ -------------------

Loss before income taxes and minority interests                                      (1,202,003)         (1,223,098)
Income taxes - Note 5                                                                                             -
Minority interest in net loss of subsidiaries - Note 4                                        -                   5
                                                                              ------------------ -------------------

Net Loss                                                                        $    (1,202,003)    $    (1,223,093)
                                                                              ================== ===================

Loss per share: basic and diluted - Note 4                                       $        (0.08)
                                                                              ==================

Weighted average number of shares outstanding:
    basic and diluted - Note 4                                                       14,835,007
                                                                              ==================



See accompanying Notes to Condensed Consolidated Financial Statements




WORLDSTAR ENERGY, CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007
(STATED IN US DOLLARS)


                                                                          SEPTEMBER 30, 2007              MARCH 31,
                                                                                                               2007
                                                                                 (UNAUDITED)              (AUDITED)
ASSETS
    Current assets
        Cash and cash equivalents                                              $      12,561          $      24,146
        Amount due from a minority stockholder - Note 7                              266,035                266,035
        Prepayment                                                                    45,000                  3,500
                                                                          -------------------    -------------------

    Total current assets                                                             323,596                293,681

    Property, plant and equipment, net - Note 8                                       26,325                 27,286
    Mineral exploration rights - Note 9                                            7,993,433              7,210,815
                                                                          -------------------    -------------------

TOTAL ASSETS                                                                   $   8,343,354          $   7,531,782
                                                                          ===================    ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
    Current liabilities
        Other payables and accrued expenses                                    $     136,558           $     45,124
        Loans from minority stockholders - Note 10                                 3,900,762              3,428,571
        Amount due to ultimate holding company (pre-acquisition) - Note 5                  -              3,940,000
        Amount due to a related company - Note 7                                     242,037                      -
        Amount due to a former stockholder - Note 7                                   74,286                 74,286
        Related party payable - Note 15                                               34,811                      -
        Short-term loans - Note 11                                                   130,289                130,289
                                                                          -------------------    -------------------

TOTAL LIABILITIES                                                                  4,518,743              7,618,270
                                                                          -------------------    -------------------

COMMITMENT AND CONTINGENCES - Note 13

MINORITY INTERESTS - Note 14                                                               -                      -

STOCKHOLDERS' DEFICIT
    Capital stock - Note 12                                                           27,133                      1
    Additional paid-in capital                                                     7,150,473                      -
    Share issue costs                                                               (556,875)
    Previous deficit                                                                 (65,399)               (65,399)
    Deficit accumulated during the development stage                              (2,730,721)               (21,090)
                                                                          -------------------    -------------------


TOTAL STOCKHOLDERS' DEFICIT                                                        3,824,611                (86,488)
                                                                          -------------------    -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $   8,343,354          $   7,531,782
                                                                          ===================    ===================



See accompanying Notes to Condensed Consolidated Financial Statements



WORLDSTAR ENERGY, CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND
FROM INCEPTION ON NOVEMBER 28, 2006 THROUGH SEPTEMBER 30, 2007
(STATED IN US DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)

                                                                                    FOR THE SIX    CUMULATIVE TOTAL
                                                                                   MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                           2007     SINCE INCEPTION
                                                                                    (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                     $   (1,202,003)     $   (1,223,093)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
          Depreciation and amortization                                                 578,343             578,606
          Interest                                                                            -                 812
          Minority interest in net loss of subsidiaries                                       -                  (5)
    Changes in operating assets and liabilities:
       Amount due from a minority stockholder                                                 -            (299,960)
        Other receivables and prepayment                                                (41,500)            (41,500)
        Other payables and accrued expenses                                             (61,904)           (135,004)
                                                                              ------------------ -------------------

Net cash flows used in operating activities                                            (727,064)         (1,120,144)
                                                                              ------------------ -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash inflow on reverse take-over                                                     24,346              24,346
    Cash inflow from BGI and BGHK                                                             -             424,120
    Cash advance to BGHK before acquisition
      on February 27, 2007                                                                    -          (3,714,286)
                                                                              ------------------ -------------------

Net cash flows used in investing activities                                              24,346          (3,265,820)
                                                                              ------------------ -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Amount advance from ultimate holding company                                              -           3,540,000
    Amounts advanced from (to) related parties                                         (13,219)              26,905
    Amounts advanced from minority shareholders                                         462,315             462,315
    Amount advance from a former stockholder                                                  -              74,286
    Amounts advanced from a related company                                             242,037             242,037
    Proceeds from short-term loans                                                            -              93,100
    Proceeds from minority stockholders in
      subscribing subsidiaries' allotted shares                                               -                   5
    Proceeds from issuance of share                                                           -                   1
                                                                              ------------------ -------------------

Net cash flows provided by financing activities                                         691,133           4,398,525
                                                                              ------------------ -------------------

Net (decrease) increase in cash and cash equivalents                                    (11,585)             12,561

Cash and cash equivalents - beginning of period                                          24,146                   -
                                                                              ------------------ -------------------

Cash and cash equivalents - end of period                                               $12,561             $12,561
                                                                              ================== ===================

Supplemental disclosures for cash flow information: Non-cash investing and financing activities:
        Acquisition of BGI and BGHK Cash paid for:
        Interest                                                                 $        4,161      $        4,161
        Income taxes                                                                          -                   -
    Shares issued for debt settlement                                                 $ 627,605           $ 627,605
                                                                              ================== ===================



See accompanying Notes to Condensed Consolidated Financial Statements



WORLDSTAR ENERGY, CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007
(STATED IN US DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)


================================================================================================================================

                                 Common Stock
                          ----------------------------


                                                                                       Losses not
                                                                                        shared by
                                                                                         minority         Deficit
                                                                                      interest at     Accumulated
                                 Number                    Additional                     date of      During the
                              of Shares                       Paid-in  Share issue     subsidiary     Development
                                Issued         Amount        Capital         costs    acquisition          Stage          Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at
  March 31, 2007               630,134  $           1  $           -  $           - $     (65,399) $     (21,090) $     (86,488)

Shares issued on
  acquisition of
  National Base             30,000,000              -              -              -                                           -
Facilitation fee
  shares issued at
  $0.25 per share            2,000,000          2,000        498,000              -             -       (500,000)             -
Private placement at
  $0.25 per shares          22,000,000         22,000      5,478,000              -             -              -      5,500,000
Finder's fee shares                                                                )
  issued at $0.25 per
  share                      2,200,000          2,200        547,800       (550,000             -              -              -
Shares issued to
  settle debt at $1.15
  and $1.00  per share         931,700            932        626,673              -             -              -        627,605
Adjustment to
  eliminate WorldStar
  Energy, Corp.'s
  (legal parent)
  capital                            -              -              -              -             -        827,272        827,272
Transfer of deficit of
  WorldStar Energy,
  Corp. (legal parent)               -              -              -              -             -     (1,834,900)    (1,834,900)
Share issue costs                    -              -              -         (6,875)            -                        (6,875)
Loss for the period                   -              -              -             -              -    (1,202,003)    (1,202,003)
                         -------------- -------------- -------------- ------------- -------------- -------------- --------------

                            57,761,834  $      27,133  $   7,150,473  $    (556,875)$     (65,399) $  (2,730,721) $   3,824,611

================================================================================================================================



The accompanying notes are an integral part of these financial statements

WORLDSTAR ENERGY, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND
FROM INCEPTION ON NOVEMBER 28, 2006 THROUGH SEPTEMBER 30, 2007
(STATED IN US DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)

1.       CORPORATE INFORMATION

         WorldStar Energy, Corp. (the "Company") was incorporated in the State of Nevada on November 8, 1996. Through a reverse take-over transaction completed on August 14, 2007, the Company became the legal parent of National Base Investment Limited ("NB"), a company incorporated in the British Virgin Islands on November 28, 2006.

         On January 20, 2007, the NB acquired 98% equity interest in Bulgan Gold Investment Limited ("BGI"), a limited liability company incorporated in Hong Kong.

         On February 27, 2007, through the acquisition of 52% equity interest in a limited liability company incorporated in Hong Kong namely Bulgan Gold (HK) Limited ("BGHK") by BGI, the Company indirectly owns 50.96% effective equity interest in Bulgan Gold LLC ("BGL"), a company established in Mongolia.

         The Company is a development stage company and commenced initial mineral exploration activities in Mongolia during the period..

2.       DESCRIPTION OF BUSINESS

         The Company is a holding company that only operates through its subsidiaries. Through its indirect owned subsidiary, BGL, the Company principally engaged in the exploration and the development of mineral deposits. BGL owns Mineral Exploration License Certificates issued by the Minerals and Petroleum Authority of Mongolia. These are rights to conduct mineral exploration on selected territory within Mongolia and have a specific tenure for BGL to conduct its exploration on reserves such as gold, copper, iron, cola and other rare minerals. The Company commenced initial exploration activities during the reporting period.


3.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements are unaudited. These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.

WORLDSTAR ENERGY, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND
FROM INCEPTION ON NOVEMBER 28, 2006 THROUGH SEPTEMBER 30, 2007
(STATED IN US DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of the management of the Company, the condensed consolidated financial statements for the unaudited interim period presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

         CONTINUANCE OF OPERATIONS

         These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2007, the Company had cash and cash equivalents of US$12,561, working deficiency of (US$4,195,147) shareholder's equity of US$3,824,611 and an accumulated deficit of (US$2,796,120) respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Management plans on the continuation of the Company as a going concern include financing the Company's existing and future operations through additional issuance of common stock and/or advances from the sole stockholder and seeking for profitable business opportunities. However, the Company has no assurance with respect to these plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         USE OF ESTIMATES

         In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These accounts and estimates include, but are not limited to the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

         CONCENTRATIONS OF CREDIT RISK

         Financial   instruments  that   potentially   subject  the  Company  to
         significant concentrations of credit risk consist principally of cash and cash equivalents and amounts due from related companies.

WORLDSTAR ENERGY, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND
FROM INCEPTION ON NOVEMBER 28, 2006 THROUGH SEPTEMBER 30, 2007
(STATED IN US DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         As of September 30, 2007, substantially all of the Company and related companies' cash and cash equivalents and related companies were held by major financial institutions located in Mongolia, Hong Kong, and Canada which management believes are of high credit quality.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of September 30, 2007 most of the cash and cash equivalents were denominated in US dollars and were placed with banks in Mongolia, Hong Kong and Canada.


         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost less accumulated depreciation. Cost includes expenditures that are directly attributable to the acquisition of the asset and other costs directly attributable to bringing the asset to working condition for its intended use. The cost of self-constructed assets includes the cost of materials and direct labour. Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciation rates are as follows :-

                                                           Annual rate

                                                    -------------------

                  Furniture                                        10%
                  Computer software                                10%
                  Computers                                     33.33%

         Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

         MINERAL EXPLORATION RIGHTS

         Mineral exploration rights are stated at cost less accumulated amortization and are amortized on the straight-line basis over the tenure of the lease. Exploration and related costs and costs to maintain mineral rights and leases are expensed as incurred.

         BASIC AND DILUTED EARNINGS PER SHARE

         The Company reports basic earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed using the weighted average number of shares.

WORLDSTAR ENERGY, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND
FROM INCEPTION ON NOVEMBER 28, 2006 THROUGH SEPTEMBER 30, 2007
(STATED IN US DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         outstanding during the period presented. The weighted average number of shares of the Company represents the common stock outstanding during the reporting period. During the reporting period, the Company had no dilutive instruments. Accordingly, the basic and diluted earnings per share are the same.

         INCOME TAXES

         The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of the Company's financial instruments, including cash and cash equivalents, prepaid expenses and other payables approximate their fair values due to the short-term maturity of such instruments.

         It  is  management's  opinion  that  the  Company  is  not  exposed  to
         significant  interest,   price  or  credit  risks  arising  from  these
         financial instruments.

         IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived assets are tested for impairment in accordance with SFAS No.
         144. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets. During the reporting period, the Company has not identified any indicators that would require testing for impairment.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2006, the Financial Accounting Standards Board ("FASB") issued FIN 48 "Accounting for Uncertainty in Income Taxes". This Interpretation requires that the entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provision of FIN 48 is effective for

WORLDSTAR ENERGY, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND
FROM INCEPTION ON NOVEMBER 28, 2006 THROUGH SEPTEMBER 30, 2007
(STATED IN US DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company's currently evaluating the effect of FIN 48 on its consolidated financial statements.

         In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157 "Fair Value Measurement" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect of SFAS 157 on its consolidated financial statements.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONT'D)

         In September 2006, the FASB released SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R)" which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158's requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect of SFAS 158 on its consolidated financial statements.

         In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company's financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The adoption of this SAB does not have any impact of the Company's consolidated financial statements.

WORLDSTAR ENERGY, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND
FROM INCEPTION ON NOVEMBER 28, 2006 THROUGH SEPTEMBER 30, 2007
(STATED IN US DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)


         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for fiscal year beginning January 1, 2008. The Company is in the process of evaluating this standard and therefore has not yet determined the impact that SFAS 159 will have on the consolidated financial statements upon adoption.

WORLDSTAR ENERGY, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND
FROM INCEPTION ON NOVEMBER 28, 2006 THROUGH SEPTEMBER 30, 2007
(STATED IN US DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)

5.       REVERSE TAKEOVER AND RECAPITALIZATION

         Effective August 14, 2007, the Company completed the acquisition of all of the issued and outstanding common shares of National Base Investment Limited ("National Base") in exchange for 30,000,000 common shares issued from treasury and the payment of $1,360,000 to its shareholder, Jewel Star Group Ltd. A private placement of 22,000,000 shares at $0.25 per share for gross proceeds of $5,500,000 was a condition of this transaction and was also completed as of that date.

         Legally, the Company is the parent of National Base. However, as a result of the share exchange described above, control of the combined companies passed to the former shareholders of National Base. This type of share exchange is referred to as a "reverse takeover". A reverse takeover involving a non-public enterprise and a non-operating public enterprise with nominal net non-monetary assets is a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of shares by National Base for the net assets of the Company, accompanied by a recapitalization of National Base. The net asset (deficiency) of the Company totaled ($1,007,628) at the date of acquisition, based upon the Company's capital and accumulated deficit as at August 14, 2007, which was transferred to the continuing deficit, and has been allocated as follows:


                                                                                              $
         --------------------------------------------------------------------------------------------
         Assets acquired:
         Cash and cash equivalents                                                            24,346
         Advances receivable from the Jewel Star Group of companies                        5,300,000
         --------------------------------------------------------------------------------------------
                                                                                           5,324,346
         --------------------------------------------------------------------------------------------
         Less liabilities assumed:
         Accounts payable and accrued liabilities                                           (211,244)
         --------------------------------------------------------------------------------------------
         Obligation to issue shares                                                         (627,605)
         Share subscriptions received in advance of the transaction,
              net of costs                                                                (5,493,125)
         --------------------------------------------------------------------------------------------
         Net purchase price deficiency                                                    (1,007,628)
         --------------------------------------------------------------------------------------------

         The consolidated balance sheet at March 31, 2007 and the consolidated statements of operations and cash flows for the period from November 28, 2006, the date of incorporation, onward are those of National Base to the date of the reverse takeover when operations were combined. The equity amounts are those of National Base while the issued shares are those of the Company

         The unaudited consolidated statements of operations and cash flows for the period ended September 30, 2007 include National Base's operations and cash flows for the period from November 28, 2006, the date of incorporation and the Company's results of operations from

WORLDSTAR ENERGY, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND
FROM INCEPTION ON NOVEMBER 28, 2006 THROUGH SEPTEMBER 30, 2007
(STATED IN US DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)


5.       REVERSE TAKEOVER AND RECAPITALIZATION (CONT'D)

         August 14, 2007, the date of acquisition, to September 30, 2007. The number of common shares outstanding as at September 30, 2007 are those of the Company.

         The results of operations of the Company for the period from April 1, 2007 to August 14, 2007 are as follows:

                                                                         $
         -----------------------------------------------------------------------

         Expenses:
                  Management fees                                     20,000
                  Professional fees                                   48,719
                  Transfer agent and filing fees                       2,884
                  Foreign exchange                                     1,148
                  Office                                                 131
                  Write-off of Indonesian project costs              159,000
         -----------------------------------------------------------------------
         Loss for the period                                         231,882
         -----------------------------------------------------------------------


6.       INCOME TAXES

         UNITED STATES

         The Company is subject to income tax at the rate of 35% on income earned in the United States. As of September 30, 2007, all of the Company's operations were carried on outside the US and the Company had accumulated losses for income tax purposes of approximately $1,500,000

         BVI

         The Company's subsidiary was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

         HONG KONG

         No provision for Hong Kong profits tax has been made in these consolidated financial statements as BGI and BGHK did not carry on any business in Hong Kong during the reporting period.

         MONGOLIA

         BGL is subject to Mongolia income tax at a rate of 10%. No provision of Mongolia income tax has been made in these financial statements as BGL has no taxable income during the reporting period.

WORLDSTAR ENERGY, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND
FROM INCEPTION ON NOVEMBER 28, 2006 THROUGH SEPTEMBER 30, 2007
(STATED IN US DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)


7. AMOUNTS DUE FROM A MINORITY STOCKHOLDER, DUE TO A FORMER STOCKHOLDER / RELATED COMPANY

         The amount is interest-free, unsecured and repayable on demand.



8.       PROPERTY, PLANT AND EQUIPMENT, NET

                                          SEPTEMBER 30, 2007        MARCH 31,
                                                 (UNAUDITED)             2007
                                                                    (AUDITED)
         Costs:
             Furniture                                  $497             $497
             Computer software                        27,000           27,000
             Computers                                   361              361
                                          -------------------    -------------

                                                      27,858           27,858
         Accumulated depreciation                     (1,533)            (572)
                                          -------------------    -------------

         Net                                         $26,325          $27,286
                                          ===================    =============


9.       MINERAL EXPLORATION RIGHTS

                                               SEPTEMBER 30,        MARCH 31,
                                                        2007             2007
                                                (UNAUDITIED)        (AUDITED)

         Cost                                     $8,570,815       $7,210,815
         Accumulated Amortization                   (577,382)               -
                                          -------------------    -------------

         Net                                      $7,993,433       $7,210,815
                                          ===================    =============

         The amount represents the mineral exploration rights within Mongolia in the form of 50 minerals exploration license certificates issued by the Minerals and Petroleum Authority of Mongolia. These are rights to conduct mineral exploration on selected territory within Mongolia and have a specific tenure for the Company to conduct its exploration.


10.      LOANS FROM MINORITY STOCKHOLDERS

         The amounts are interest-bearing at the rate of 2% above the prime rate of Citibank, N.A. New York, U.S.A. and payable in arrears at time when BGHK receives income from BGL, unsecured and has right to demand for repayment of the loan unless and until BGHK shall have received sufficient income from BGL for the repayment.

WORLDSTAR ENERGY, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND
FROM INCEPTION ON NOVEMBER 28, 2006 THROUGH SEPTEMBER 30, 2007
(STATED IN US DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)

11.      SHORT-TERM LOANS

         As of September 30, 2007, the unsecured loans granted from a third party bear interest at 12% per annum with a term of maturity less than 1 year.



12.      CAPITAL STOCK

         The authorized common stock of the Company consists of 100,000,000 shares (previously 25,000,000 shares) with a par value of $0.001, following the approval by shareholders of an amendment to the Company's Articles of Incorporation effective April 1, 2005.

         On August 14, 2007, the Company issued 30,000,000 shares pursuant to the reverse takeover transaction (Note 5) to acquire a 100% interest in National Base Investment Limited, together with an additional 2,000,000 shares issued in facilitation of this transaction.

         Concurrently, the Company also completed a private placement financing of 22,000,000 at a price of $0.25 per share for gross proceeds of $5,500,000. A financing fee of 2,200,000 shares and cash of $6,875 was also paid.

         Additionally, 931,700 shares were issued for debt settlement.

13.      COMMITMENT AND CONTINGENCES

         The Company had no commitments or contingent liabilities as of September 30, 2007.


14.      MINORITY INTERESTS

         Minority interests results from the consolidation of 98% owned subsidiary of BGI and 50.96% owned subsidiaries of BGHK and BGL. As of September 30, 2007, BGI, BGHK and BGL recorded a net liabilities. As a result, the minority interests in the net loss of these subsidiaries is zero for the period ended September 30, 2007 due to the minority stockholders' equity balance being zero at September 30, 2007. Such minority interest in the net losses of subsidiaries have not been recorded, the minority interest in future profits will not be recognized until the aggregate of such profits equals the aggregate unrecognized losses.

WORLDSTAR ENERGY, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND
FROM INCEPTION ON NOVEMBER 28, 2006 THROUGH SEPTEMBER 30, 2007
(STATED IN US DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)


15.      RELATED PARTY TRANSACTIONS

         Apart from the transactions as disclosed in notes 6, 9 and 10 to the financial statements, during the period ended September 30, 2007 the Company had no other material transactions with its related parties during the reporting period. Amounts due to related parties are non interest bearing and unsecured. These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

16.      SEGMENT INFORMATION

         The Company operates in a single segment, being conducting mineral exploration on selected territory within Mongolia.

         All of the Company's long-lived assets are located in the Mongolia territory during the reporting period.

17.      SUBSEQUENT EVENT

         [GRAPHIC OMITTED][GRAPHIC OMITTED]On November 5, 2007, the Company completed a share purchase agreement with the shareholders of Bulgan Gold Investment Limited ("Bulgan GIL"), and Bulgan Gold (Hong Kong) Limited ("BGHK") whereby the Company acquires 2% of the issued and outstanding Bulgan GIL shares and acquires 18% of the issued and outstanding BGHK shares. The consideration payable to the shareholders of Bulgan GIL and BGHK is a total of US$1,000,000 cash and 10,208,791common shares of the Company having a value of US$1.00 per share

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

As used in this Quarterly Report: (i) the terms "we", "us", "our" and the "Company" mean WorldStar Energy, Corp. and its subsidiaries, unless the context requires otherwise; (ii) "SEC" refers to the Securities and Exchange Commission;
(iii) "Securities Act" refers to the SECURITIES ACT OF 1933, as amended; (iv) "Exchange Act" refers to the SECURITIES EXCHANGE ACT OF 1934, as amended; and
(v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our business, plan of operations, results of operations and financial condition as at and for the six months ended September 30, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes as at and for the six months ended September 30, 2007 included in this Quarterly Report.

OVERVIEW

OUR BUSINESS

We were incorporated on November 8, 1996 under the laws of the State of Nevada under the name Flintrock Financial Services, Inc. We changed our name to Auteo Media, Inc. effective March 14, 2000. On April 1, 2005, in contemplation of the proposed acquisition of WorldStar Energy Corp., we changed our name to WorldStar Energy, Corp. and amended our articles of incorporation to increase our authorized share capital to 100,000,000 shares of common stock.

Our principal executive offices are located at Suite 1901, 1177 West Hastings Street, Vancouver, British Columbia, Canada, V6E 2K3.

Since the sale of substantially all of our assets in July 2002, we have been a "shell" company pursuant to SEC rules, prior to our acquisition of National Base Investment Limited on August 14, 2007, as described below.

On January 26, 2005, we entered into a share exchange agreement with WorldStar Energy Corp. ("WEC"), a private British Columbia company, whereby we agreed to acquire all of WEC's outstanding shares of common stock in consideration for 31,000,000 of our shares of common stock. WEC has an 80% interest in a methanol joint venture project in Indonesia, held through an 80% owned subsidiary, the remaining 20% of which is owned by an Indonesian state-owned company. On March 27, 2006, we announced that we would not be moving forward with the acquisition of WEC due principally to a lack of financing for the proposed methanol joint venture project. During the nine months ended September 30, 2007, we issued 431,700 shares of our common stock to certain investors in WEC in settlement of any potential claims related to our proposed acquisition of WEC.

During period ended September 30, 2007, we also issued 500,000 shares of our common stock to a company controlled by Michael Kinley, our Chief Financial Officer, in satisfaction of $179,705 owing to him for consulting fees accrued as of September 30, 2006.

ACQUISITION OF NATIONAL BASE INVESTMENT LIMITED

On August 14, 2007, we completed the acquisition of all of the issued and outstanding shares of National Base Investment Limited ("National Base"), a company incorporated pursuant to the laws of the British Virgin Islands on November 28, 2006, from Jewel Star Group Limited ("Jewel"), also incorporated pursuant to the laws of the British Virgin Islands and the principal of which is our President and Chief Executive Officer, in accordance with the terms and conditions of a share purchase agreement dated February 12, 2007 (the "Share Purchase Agreement") among the Company, Jewel and National Base, in consideration for 30,000,000 of our shares of common stock with an agreed value of $0.25 per share, plus $1,300,000 in cash, for a total consideration of

$8,860,000. National Base owns an interest in 50 mineral exploration licenses in Mongolia. As part of the transaction, we lent $3,700,000 to a 51% owned subsidiary of National Base in order to discharge its liabilities in connection with acquiring the Mongolian licenses. In addition, on August 14, 2007, we completed a private placement of 22,000,000 of our shares of common stock to a group of overseas investors for gross proceeds of $5,500,000 which we used to fund the cash portion of the transaction and to provide working capital. We paid a finder's fee of 2,200,000 of our shares of common stock in respect of the private placement to an overseas company. We also issued 2,000,000 shares of our common stock to a company located outside of the United States for services in connection with the acquisition of National Base.

National Base owns 98% of Bulgan Gold Investment Ltd., a Hong Kong corporation, which in turn owns 52% of Bulgan Gold (HK) Limited. The other 48% of Bulgan Gold
(HK) Limited shares are owned by a Hong Kong businessman as to 18% and a Mongolian businessman as to 30%. They currently remain minority shareholders in the Company. Bulgan Gold (HK) Limited owns 100% of Bulgan Gold LLC, a Mongolian corporation. Bulgan Gold LLC owns the 50 mineral exploration licenses over properties in Mongolia.

The Mongolian licenses cover an aggregate of some 817,000 hectares (8,200 square kilometers) of lands believed to be prospective for base and precious minerals. The Mongolian licenses cover numerous mineral occurrences which were originally documented during the Soviet era in the 1960s and 1970s and subsequently by others into the late 1990s. The Mongolian licenses are currently being organized into a portfolio and exploration targets are being prioritized. Future exploration work will generally be aimed at further delineating and expanding the known mineralization on the properties underlying the Mongolian licenses. As well, prospecting work and database reviews of other historical work will be undertaken.

We are currently negotiating an option to acquire the 48% of Bulgan Gold (HK) Limited that we currently do not own and we are investigating a further private placement of our shares to raise additional funds to carry out exploration activities on the Mongolian properties. On November 5, 2007, the Company completed a share purchase agreement with the shareholders of Bulgan Gold Investment Limited ("Bulgan GIL"), and Bulgan Gold (Hong Kong) Limited ("BGHK") whereby the Company acquires 2% of the issued and outstanding Bulgan GIL shares and acquires 18% of the issued and outstanding BGHK shares. The consideration payable to the shareholders of Bulgan GIL and BGHK is a total of US$1,000,000 cash and 10,208,791common shares of the Company having a value of US$1.00 per share There can be no assurance that we will acquire additional 30% of Bulgan Gold (HK) Limited we currently do not own or that we will complete the private placement on terms acceptable to us or at all.

We have not established any proven or probable reserves on our exploration properties. To date, we have not engaged in any exploration activities at these properties. We plan to conduct exploration programs on these properties with the objective of ascertaining whether any of them contain economic concentrations of minerals that are prospective for mining. As such, we are considered an exploration stage company. There is no assurance that a commercially viable mineral deposit exists on any of our exploration properties and a great deal of further exploration will be required before a final evaluation as to the economic feasibility of these exploration properties is determined. We have no known reserves of any type of minerals on our exploration properties.

We filed a Current Report on Form 8-K with the SEC on August 27, 2007 which provides, among other things, further information relating to the acquisition of National Base and the properties we plan to explore, including risk factors relating to our business.

ACCOUNTING TREATMENT

The closing of the acquisition of National Base represented a change in control of our Company. For accounting purposes, this change in control constitutes a recapitalization of the Company, and the acquisition has been accounted for as a reverse merger whereby we, as the legal acquiror, are treated as the acquired entity, and National Base, the legal subsidiary, is treated as the acquiring company with the continuing operations. Accordingly, the consolidated results of operations and cash flows of the Company set forth in this Quarterly Report include those of National Base for all periods presented and those of the Company subsequent to the date of the acquisition of National Base. The comparative balance sheet as at March 31, 2007 is that of National Base.

OUR EXPLORATION PROPERTIES

As a result of the acquisition of National Base, we are an exploration stage company involved in the exploration of mineral properties in Mongolia. We have an interest in 50 mineral exploration licenses located in 16 provinces throughout Mongolia in different geological settings with potential for a wide variety of mineral targets.

LICENSE 11326X

The following is a description of License 11326X (the "Principal License"), the underlying property on which we plan to initially focus our exploration efforts (the "Principal Property").

The discussion below of the Principal Property is based upon information provided by BulganAlt, LLC, a Mongolian company and the original vendor of the Principal License. The information provided below is the only information that we have been able to obtain to date relating to the Principal Property without unreasonable effort or expense.

The Principal Property comprises 29,094 hectares located in the Tsagaanlchairkhan and Khyargas counties of Uvs Province in Western Mongolia. The Principal Property is believed to be prospective for copper, gold and iron, with three occurrences of special interest, namely the Borts Uul Copper Section, the Khyargas Gold Section and the Tumurchuluut Iron Section, which are discussed individually below.

The Principal License was first issued April 6, 2004 and may be renewed for up to nine years from its issue date.

Uvs Province is located in Western Mongolia, 1,336 kilometers from the capital city of Ulaanbaatar. Its capital city is Ulaangom. The counties of Tsagaankhairkhan and Khyargas are located in the central-eastern part of Uvs Province.

This region has good road access, but poorly developed infrastructure. The nearest administration center and town is the center of Tsagaankhairkhan sum. It has a population of 3,000 and a diesel station, hospital, secondary school and post office. The main industry is animal husbandry.

The region has a sharply continental climate, with long, cold, dry winters and brief, mild, and relatively wet summers. Average annual temperatures range from lows down to -30(degree)C in winter to highs up to +22(degree)C in summer. Precipitation is relatively low and average rainfall is not more than 100 to 150 mm a year. The geological exploration season is from April to October.

BORTS UUL COPPER SECTION

The Borts Uul Copper Section of the Principal Property is located in the western part of the Baishint River, in Tsagaankhairkhan county, in Uvs Province, 1,350 kilometers to the northwest of Ulaanbaatar.

Geographically, it is located in the Baishint River basin, on the northeast coast of Hyargas Lake and to the southwest of Khankliuhii Mountain in the Khangai Mountain Range.

The field is located in a high, mountainous region with spur ridges and deep truncation. The exploration field soil is semi arid, dominated by sandy soil. The area has a well developed interstream area and the Baishint River runs right through the exploration field.

The Borts Uul Copper Section has been explored by Soviet and Mongolian geologists since the 1950s, and through the 1960s, 1970s and 1990s, with work including reconnaissance survey and sampling, geological mapping, general and detailed exploration works, including geochemical sampling and spectra-analysis.

The Borts Uul Copper Section has not been fully investigated and we believe potential areas of mineralization exist. While moderate amounts of mineral exploration work have been undertaken to date on the Borts Uul Copper Section, significant further geological work needs to be completed to determine whether economic quantities of mineralization are present.

KHYARGAS GOLD PROSPECTIVE SECTION

The Khyargas Gold Prospective Section is located in the northwest part of Khankhukhii Mountain in hilly terrain. The exploration field soil is semi arid, dominated by sandy soil.

The Khyargas Gold Prospective Section was first discovered in the late 1970s when anomalous levels of gold occurrences were noted, and general exploration works on it were carried out between 1978 to 1981. Work done included geological mapping, trenching and sampling, spectra-analysis, geochemical sampling, geophysical surveying, magnetic surveying and electric surveying.

In an effort to assess the economic potential of the Khyargas Gold Prospective Section significant additional geological work needs to be conducted.

TUMURCHULUUT IRON SECTION

Written references to the Tumurchuluut Iron Section date back to the late 19th century. A reconnaissance survey was carried out in 1941, and occurrences of copper, sulphur, asbestos, salt and talc and mineralization points were explored.

In 1950, geological mapping geological surveys were carried out and in the early 1960s, further geological exploration was carried out by Soviet and Polish geologists, including trenching and sampling electric prospecting and geophysical works

Between 1974 and 1975 and between 1978 and 1981, general geological mapping, surveying and exploration was carried out on the property.

In an effort to assess the economic potential of the Tumurchuluut Iron Section, significant additional geological work needs to be conducted.

OTHER MONGOLIAN LICENSES

The Company will be also evaluating its other licenses in order to prioritize those that might exhibit the greatest potential for further exploration. Of particular interest are those licenses located near known coal producing areas, given our proximity to China and its demand for all available sources of energy.

OUR PLAN OF OPERATIONS

Based on our current understanding of the various areas of interest on the Principal Property, including the Borts Uul Copper Section, the Khyargas Gold Section and the Tumurchuluut Iron Section, we plan to conduct a property wide exploration program consisting of geological mapping, sampling, and prospecting, including carrying out air photo and satellite image interpretation and drilling on the property. We currently estimate the total cost of this work to be approximately $1,945,000. We also plan to evaluate our other licenses, particularly those thought to show the potential for coal exploration.

Accordingly, our plan of operations for the next 12 months is as follows:
o We plan to evaluate our mineral licenses to prioritize those of greatest potential interest to the Company. o We plan to maintain and explore those licenses that we believe to be the most prospective. o We will likely not renew any license that we do not believe has sufficient merit.

In that regard, in the next 12 months, we plan to expend:

(1) $3,500,000 for exploration expenditures and property maintenance

(2) $200,000 for management and consulting expenses; and

(3) $300,000 administration and operating expenses.

During the next 12 months we anticipate that we will not generate any revenue. We had cash of $12,561 and a working capital deficiency of ($4,195,147) at September 30, 2007. Accordingly, we anticipate that we will require additional financing to enable us to pay our planned expenses for the next 12 months. There can be no assurance that we will be able to obtain the funds necessary to pursue our plan of operations for the next 12 months.

Subsequent to the 12 month period following the date of this Quarterly Report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations going forward. We believe that debt financing will not be an alternative for funding phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program going forward. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

RESULTS OF OPERATIONS



PERIOD ENDED SEPTEMBER 30, 2007

Effective August 14, 2007, the Company completed the acquisition of all of the issued and outstanding common shares of National Base Investment Limited ("National Base") in exchange for 30,000,000 common shares. Legally, the Company is the parent of National Base. However, as a result of the share exchange described above, control of the combined companies passed to the former shareholders of National Base. This type of share exchange is referred to as a "reverse takeover". A reverse takeover involving a non-public enterprise and a non-operating public enterprise with nominal net non-monetary assets is a capital transaction in substance, rather than a business combination.

The unaudited consolidated statements of operations and cash flows for the period ended September 30, 2007 include National Base's operations and cash flows for the period from November 28, 2006, the date of incorporation and the Company's results of operations from August 14, 2007, the date of acquisition, to September 30, 2007.

The Company incurred a loss for the six month period, therefore, of $1,202,003. National Base has adopted a fiscal year of March 31, and accordingly, the Company will proceed to change its year end accordingly.



REVENUES

We have had no operating revenues since inception. We anticipate that we will not generate any revenues for so long as we are a development stage company.

GENERAL AND ADMINISTRATIVE EXPENSES

Total operating expense amounted to $$1,195,300 for the six month period ended September 30, 2007. The principal reasons were the amortization of mineral rights of $578,343, and the cost of exploring and maintaining our Mongolian properties which amounted to $390,473.

NET LOSS

As a result of the above, our net loss for the six months ended September 30, 2007 was $1,202,003.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $12,561 as at September 30, 2007 and a working capital deficiency of $4,195,147. We anticipate we will require approximately $4,000,000 to pursue our plan of operations over the next 12 months, as described above under "Our Plan of Operations". During the 12 month period following the date of this Quarterly Report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months. However, there can be no assurance that we will complete any such financing or that the funds raised will be sufficient for us to pay our expenses for the next 12 months.

We will also be required to obtain additional financing in order to pursue our plan of operations going forward. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program going forward. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

CASH USED IN OPERATING ACTIVITIES

Cash used in operating activities in the six months ended September 30, 2007 was $727,064. Operating activities used cash primarily for management and professional fees and property exploration and maintenance. We anticipate that cash used in operating activities will increase in 2007-2008 as we pursue our plan of operations.

CASH USED IN INVESTING ACTIVITIES

There were no investing activities in the six months ended September 30, 2007.

CASH PROVIDED BY FINANCING ACTIVITIES

We have funded our business to date primarily from sales of our common stock. Financing activities provided cash of $691,133 in the six months ended September 30, 2007 which were provided through loans from shareholders and other short term loams. The funds relating to the issuance of private placement shares concurrently with the completion of the reverse takeover transaction had been loaned by the Company to its operating subsidiaries prior to March 31, 2007, and accordingly are reflected in our cash flow since inception.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to pursue our plan of operations, then we will not be able to continue our exploration of our mineral claims and our business will fail.

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. Our ability to discharge our liabilities and fulfill our commitments as they come due is dependent upon our success in obtaining equity financing and, ultimately, on attaining profitable operations. Accordingly, our auditors have indicated in their report to our audited financial statements for the period ended March 31, 2007 that there is substantial doubt about our ability to continue as a going concern.

FUTURE FINANCINGS

We anticipate continuing to rely on sales of our equity securities in order to continue to fund our business operations for the foreseeable future. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FIN 48 "Accounting for Uncertainty in Income Taxes". This interpretation requires that the entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provision of FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company's currently evaluating the effect of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157 "Fair Value Measurement" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB released SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R)" which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158's requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect of SFAS 158 on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company's financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The adoption of this SAB does not have any impact of the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for fiscal year beginning January 1, 2008. The Company is in the process of evaluating this standard and therefore has not yet determined the impact that SFAS 159 will have on the consolidated financial statements upon adoption.



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

EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of our design and operation of disclosure controls and procedures as of September 30, 2007 under the supervision and with the participation of our President and Chief Financial Officer. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our President and Chief Financial Officer have determined that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES

Previously disclosed in our Current Report on Form 8-K filed with the SEC on August 27, 2007.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-QSB:

     EXHIBIT
      NUMBER                           DESCRIPTION OF EXHIBIT

       31.1         Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive
                    Officer.

       31.2         Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Financial
                    Officer.

       32.1 18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WORLDSTAR ENERGY, CORP.


Per:         /s/ "RICHARD TAY"
             ___________________________________________
             Richard Tay
             President, Chief Executive Officer,
             Principal Executive Officer and a director
             Date:  November 16, 2007.