Form 10QSB
period 2007-12-31
WORLDSTAR ENERGY, CORP.
filed 2008-02-19
CIK 1093677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 57,761,834 shares of common stock as of February 15, 2008.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No  [X]

                                   __________

                             WORLDSTAR ENERGY, CORP.

                         Quarterly Report On Form 10-QSB
                For The Quarterly Period Ended December 31, 2007


                           FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended December 31, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

                                   __________

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

The following unaudited interim financial statements of WorldStar Energy, Corp. are included in this Quarterly Report on Form 10-QSB:

                             WORLDSTAR ENERGY, CORP.

                          (A development stage company)
                   Condensed Consolidated Financial Statements
                   For the nine months ended December 31, 2007
                             (Stated in US dollars)

                      (Unaudited - Prepared by Management)

WORLDSTAR ENERGY, CORP.
(A development stage company)
Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)



Index to Condensed Consolidated Financial Statements





                                                                           Pages

Condensed Consolidated Statements of Operations                              F-1

Condensed Consolidated Balance Sheets                                        F-2

Condensed Consolidated Statements of Cash Flows                              F-3

Condensed Consolidated Statement of Shareholders' Equity                     F-4

Notes to Condensed Consolidated Financial Statements                      F-5-16



WorldStar Energy, Corp.
(A development stage company)
Condensed Consolidated Statements of Operations
For the three months and nine months ended December 31, 2007 and from inception on November 28, 2006 through December 31, 2007
(Stated in US Dollars)


                                                        For the three        For the nine
                                                         months ended        months ended     Cumulative Total
                                                    December 31, 2007   December 31, 2007      since inception
                                                          (Unaudited)         (Unaudited)          (Unaudited)


Net sales                                                $          -        $          -         $          -
Cost of sales                                                       -                   -                    -
                                                         ____________        ____________         ____________
Gross profit                                                        -                   -                    -
Other income                                                        -               2,322                2,322
                                                                    -               2,322                2,322
                                                         ____________        ____________         ____________
Operating expenses
    Amortization of mineral rights                            289,385             867,728              867,991
    Property exploration and maintenance                            -             390,473              390,473
    General and administrative expenses                       104,485             330,969              350,989
                                                         ____________        ____________         ____________
                                                              393,870           1,589,170            1,609,453
                                                         ____________        ____________         ____________

Loss from operations                                         (393,870)         (1,586,848)          (1,607,131)

    Finance costs                                                   -              (9,025)              (9,837)
                                                         ____________        ____________         ____________

Loss before income taxes and minority interests              (393,870)         (1,595,873)          (1,616,968)
Income taxes - Note 6                                               -                   -                    -
Minority interest in net loss of subsidiaries                       -                   -                    5
                                                         ____________        ____________         ____________

Net Loss                                                 $   (393,870)       $ (1,595,873)        $ (1,616,963)
                                                         ============        ============         ============

Loss per share: basic and diluted - Note 4               $      (0.01)       $      (0.06)
                                                         ============        ============
Weighted average number of shares outstanding:
    basic and diluted - Note 4                             57,761,834          29,195,182
                                                         ============        ============


     See accompanying Notes to Condensed Consolidated Financial Statements




WorldStar Energy, Corp.
(A development stage company)
Condensed Consolidated Balance Sheets
As of December 31, 2007
(Stated in US Dollars)


                                                                                December 31,              March 31,
                                                                                        2007                   2007
                                                                                 (Unaudited)              (Audited)

ASSETS
    Current assets
        Cash and cash equivalents                                               $     12,485            $    24,146
        Amount due from a minority stockholder - Note 7                              266,035                266,035
        Prepayment                                                                   120,000                  3,500
                                                                                ____________            ___________

    Total current assets                                                             398,520                293,681

    Property, plant and equipment, net - Note 8                                      143,461                 27,286
    Mineral exploration rights - Note 9                                            7,704,742              7,210,815
                                                                                ____________            ___________

TOTAL ASSETS                                                                    $  8,246,723            $ 7,531,782
                                                                                ============            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Current liabilities
        Other payables and accrued expenses                                     $    288,488            $    45,124
        Loans from minority stockholders - Note 10                                 3,900,762              3,428,571
        Amount due to ultimate holding company (pre-acquisition) -
           Note 5                                                                          -              3,940,000
        Amount due to a related company - Note 7                                     369,414                      -
        Amount due to a former stockholder - Note 7                                   74,286                 74,286
        Related party payable - Note 15                                               52,743                      -
        Short-term loans - Note 11                                                   130,289                130,289
                                                                                ____________            ___________

TOTAL LIABILITIES                                                                  4,815,982              7,618,270
                                                                                ____________            ___________
COMMITMENT AND CONTINGENCES - Note 13

MINORITY INTERESTS - Note 14                                                               -                      -
SUBSEQUENT EVENT - Note 17

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Capital stock - Note 12                                                           27,133                      1
    Additional paid-in capital                                                     7,150,473                      -
    Share issue costs                                                               (556,875)                     -
    Previous deficit                                                                 (65,399)               (65,399)
    Deficit accumulated during the development stage                              (3,124,591)               (21,090)
                                                                                ____________            ___________

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                            3,430,741                (86,488)
                                                                                ____________            ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                         $  8,246,723            $ 7,531,782
                                                                                ============            ===========


     See accompanying Notes to Condensed Consolidated Financial Statements




WorldStar Energy, Corp.
(A development stage company)
Condensed Consolidated Statements of Cash Flows
For the three months and nine months ended December 31, 2007 and from inception on November 28, 2006 through December 31, 2007
(Stated in US Dollars)
(Unaudited - Prepared by Management)

                                                                    For the three         For the nine
                                                                     months ended         months ended     Cumulative Total
                                                                December 31, 2007    December 31, 2007      since inception
                                                                      (Unaudited)          (Unaudited)          (Unaudited)

Cash flows from operating activities
    Net loss                                                         $   (393,870)        $ (1,595,873)        $ (1,616,963)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
          Depreciation and amortization                                   289,385              867,728              867,991
          Interest                                                              -                    -                  812
          Minority interest in net loss of subsidiaries                         -                    -                   (5)
    Changes in operating assets and liabilities:
       Amount due from a minority stockholder                                   -                    -             (299,960)
        Other receivables and prepayment                                  (75,000)            (116,500)            (116,500)
        Other payables and accrued expenses                                34,100              (27,804)            (100,904)
                                                                     ____________         ____________         ____________

Net cash flows used in operating activities                              (145,385)            (872,449)          (1,265,529)
                                                                     ____________         ____________         ____________

Cash flows from investing activities
    Cash inflow on reverse take-over                                            -               24,346               24,346
    Cash inflow from BGI and BGHK                                               -                    -              424,120
    Cash advance to BGHK before acquisition
      on February 27, 2007                                                      -                    -           (3,714,286)
                                                                     ____________         ____________         ____________

Net cash flows used in investing activities                                     -               24,346           (3,265,820)
                                                                     ____________         ____________         ____________

Cash flows from financing activities
    Amount advance from ultimate holding company                                -                    -            3,540,000
    Amounts advanced from (to) related parties                             17,932                4,713                4,713
    Amounts advanced from minority shareholders                                 -              462,315              462,315
    Amount advance from a former stockholder                                    -                    -               74,286
    Amounts advanced from a related company                               127,377              369,414              369,414
    Proceeds from short-term loans                                              -                    -               93,100
    Proceeds from minority stockholders in
      subscribing subsidiaries' allotted shares                                 -                    -                    5
    Proceeds from issuance of share                                             -                    -                    1
                                                                     ____________         ____________         ____________

Net cash flows provided by financing activities                           145,309              836,442            4,543,834
                                                                     ____________         ____________         ____________

Net (decrease) increase in cash and cash equivalents                          (76)             (11,661)              12,485

Cash and cash equivalents - beginning of period                            12,561               24,146                    -
                                                                     ____________         ____________         ____________

Cash and cash equivalents - end of period                            $     12,485         $     12,485         $     12,485
                                                                     ============         ============         ============

Supplemental disclosures for cash flow information: Non-cash investing and financing activities:
        Acquisition of BGI and BGHK Cash paid for:
        Interest                                                     $      4,161         $      4,161         $      4,161
        Income taxes                                                            -                    -                    -
    Shares issued for debt settlement                                $    627,605         $    627,605         $    627,605
                                                                     ============         ============         ============



     See accompanying Notes to Condensed Consolidated Financial Statements




WorldStar Energy, Corp.
(A development stage company)
Condensed Consolidated Statement of Shareholders' equity
For the nine months ended December 31, 2007
(Stated in US Dollars)
(Unaudited - Prepared by Management)


================================================================================

                                                                                       Losses not
                                                                                        shared by
                                  Common Stock                                           minority        Deficit
                            _________________________                                 interest at    Accumulated
                                Number                    Additional                      date of     During the
                             of Shares                       Paid-in    Share issue    subsidiary    Development
                                Issued         Amount        Capital          costs   acquisition          Stage          Total
_______________________________________________________________________________________________________________________________

Balance at
  March 31, 2007               630,134       $      1    $         -     $        -     $ (65,399)  $    (21,090)  $    (86,488)

Shares issued on
  acquisition of
  National Base             30,000,000              -              -              -                                           -
Facilitation fee
  shares issued at
  $0.25 per share            2,000,000          2,000        498,000              -             -       (500,000)             -
Private placement at
  $0.25 per shares          22,000,000         22,000      5,478,000              -             -              -      5,500,000
Finder's fee shares
  issued at $0.25 per
  share                      2,200,000          2,200        547,800       (550,000)            -              -              -
Shares issued to
  settle debt at $1.15
  and $1.00  per share         931,700            932        626,673              -             -              -        627,605
Adjustment to
  eliminate WorldStar
  Energy, Corp.'s
  (legal parent)
  capital                            -              -              -              -             -        827,272        827,272
Transfer of deficit of
  WorldStar Energy,
  Corp. (legal parent)               -              -              -              -             -     (1,834,900)    (1,834,900)
Share issue costs                    -              -              -         (6,875)            -                        (6,875)
Loss for the period                  -              -              -             -              -     (1,595,873)    (1,595,873)
                            __________       ________    ___________     __________     _________   ____________   ____________
Balance at
  December 31, 2007         57,761,834       $ 27,133    $ 7,150,473     $ (556,875)    $ (65,399)  $ (3,124,591)  $  3,430,741

===============================================================================================================================


    The accompanying notes are an integral part of these financial statements


WorldStar Energy, Corp.
(A development stage company)
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended December 31, 2007 and From inception on November 28, 2006 through December 31, 2007
(Stated in US Dollars)
(Unaudited - Prepared by Management)


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

         As a result of the reverse takeover transaction described in Note 5, the Company has changed its year end to March 31 to conform with the year end of the accounting acquirer The Company is a development stage company and commenced initial mineral exploration activities in Mongolia during the period.

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

WorldStar Energy, Corp.
(A development stage company)
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended December 31, 2007 and From inception on November 28, 2006 through December 31, 2007
(Stated in US Dollars)
(Unaudited - Prepared by Management)


4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

         CONTINUANCE OF OPERATIONS

         These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2007, the Company had cash and cash equivalents of $12,485, working deficiency of ($4,417,462) shareholder's equity of $3,430,741 and an accumulated deficit of ($3,124,591) respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Management plans on the continuation of the Company as a going concern include financing the Company's existing and future operations through additional issuance of common stock and seeking for profitable business opportunities. However, the Company has no assurance with respect to these plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and amounts due from related companies. As of December 31, 2007, substantially all of the Company and related companies' cash and cash equivalents and related companies were held by major financial institutions located in Mongolia, Hong Kong, and Canada which management believes are of high credit quality.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of December 31, 2007 most of the cash and cash equivalents were denominated in US dollars and were placed with banks in Mongolia, Hong Kong and Canada.

WorldStar Energy, Corp.
(A development stage company)
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended December 31, 2007 and From inception on November 28, 2006 through December 31, 2007
(Stated in US Dollars)
(Unaudited - Prepared by Management)


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

                                                       Annual rate
                                                       ___________

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

         BASIC AND DILUTED EARNINGS PER SHARE

         The Company reports basic earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed using the weighted average number of shares outstanding during the period presented. The weighted average number of shares of the Company represents the common stock outstanding during the reporting period. During the reporting period, the Company had no dilutive instruments. Accordingly, the basic and diluted earnings per share are the same.

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

WorldStar Energy, Corp.
(A development stage company)
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended December 31, 2007 and From inception on November 28, 2006 through December 31, 2007
(Stated in US Dollars)
(Unaudited - Prepared by Management)


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

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2006, the FASB issued Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangement". The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies" and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company considers that this FSP has no material impact on its condensed consolidated financial statements.

WorldStar Energy, Corp.
(A development stage company)
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended December 31, 2007 and From inception on November 28, 2006 through December 31, 2007
(Stated in US Dollars)
(Unaudited - Prepared by Management)


4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONT'D)

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

         In December 2007, the FASB issued SFAS No. 160 "Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact that SFAS 160 will have on its condensed consolidated financial statements upon adoption.

         In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact that SFAS 141 (Revised) will have on its condensed consolidated financial statements upon adoption.

WorldStar Energy, Corp.
(A development stage company)
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended December 31, 2007 and From inception on November 28, 2006 through December 31, 2007
(Stated in US Dollars)
(Unaudited - Prepared by Management)


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

                                                                              $
         _______________________________________________________________________
         Assets acquired:
         Cash and cash equivalents                                       24,346
         Advances receivable from the Jewel Star Group of companies   5,300,000
         _______________________________________________________________________
                                                                      5,324,346
         _______________________________________________________________________
         Less liabilities assumed:
         Accounts payable and accrued liabilities                      (211,244)
         _______________________________________________________________________
         Obligation to issue shares                                    (627,605)
         Share subscriptions received in advance of the transaction,
         _______________________________________________________________________
                net of costs                                         (5,493,125)
         _______________________________________________________________________
         Net purchase price deficiency                               (1,007,628)
         _______________________________________________________________________

         _______________________________________________________________________
         Legal parent capital transferred to continuing deficit         827,272
         Legal parent deficit transferred to continuing deficit      (1,834,900)
         _______________________________________________________________________
         Net purchase price deficiency                               (1,007,628)
         _______________________________________________________________________

WorldStar Energy, Corp.
(A development stage company)
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended December 31, 2007 and From inception on November 28, 2006 through December 31, 2007
(Stated in US Dollars)
(Unaudited - Prepared by Management)


5.       REVERSE TAKEOVER AND RECAPITALIZATION (CONT'D)

         The consolidated balance sheet at March 31, 2007 and the consolidated statements of operations and cash flows for the period from November 28, 2006, the date of incorporation, onward are those of National Base to the date of the reverse takeover when operations were combined. The equity amounts are those of National Base while the issued shares are those of the Company

         The unaudited consolidated statements of operations and cash flows for the period ended December 31, 2007 include National Base's operations and cash flows for the period from November 28, 2006, the date of incorporation and the Company's results of operations from August 14, 2007, the date of acquisition, to December 31, 2007. The number of common shares outstanding as at December 31, 2007 are those of the Company.

         The results of operations of the Company for the period from April 1, 2007 to August 14, 2007 are as follows:

                                                                     $
         _______________________________________________________________

         Expenses:
                  Management fees                                 20,000
                  Professional fees                               48,719
                  Transfer agent and filing fees                   2,884
                  Foreign exchange                                 1,148
                  Office                                             131
                  Write-off of Indonesian project costs          159,000
         _______________________________________________________________
         Loss for the period                                     231,882
         _______________________________________________________________

WorldStar Energy, Corp.
(A development stage company)
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended December 31, 2007 and From inception on November 28, 2006 through December 31, 2007
(Stated in US Dollars)
(Unaudited - Prepared by Management)


6.       INCOME TAXES

         UNITED STATES

         The Company is subject to income tax at the rate of 35% on income earned in the United States. As of December 31, 2007, all of the Company's operations were carried on outside the US and the Company had accumulated losses for income tax purposes of approximately $1,500,000

         BVI

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


7. AMOUNT DUE FROM A MINORITY STOCKHOLDER / DUE TO A FORMER STOCKHOLDER / DUE TO A RELATED COMPANY

         The amount is interest-free, unsecured and repayable on demand.


8.       PROPERTY, PLANT AND EQUIPMENT, NET

                                        December 31, 2007              March 31,
                                              (unaudited)                   2007
                                                                       (audited)
         Costs:
             Furniture                           $    497               $   497
             Computer software                    144,830                27,000
             Computers                                361                   361
                                                 ________               _______

                                                  145,688                27,858
         Accumulated depreciation                  (2,227)                 (572)
                                                 ________               _______

         Net                                     $143,461               $27,286
                                                 ========               =======

WorldStar Energy, Corp.
(A development stage company)
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended December 31, 2007 and From inception on November 28, 2006 through December 31, 2007
(Stated in US Dollars)
(Unaudited - Prepared by Management)


9.       MINERAL EXPLORATION RIGHTS

                                      December 31, 2007              March 31,
                                           (unauditied)                   2007
                                                                     (audited)

         Cost                                $8,570,815             $7,210,815
         Accumulated Amortization              (866,073)                     -
                                             __________             __________

         Net                                 $7,704,742             $7,210,815
                                             ==========             ==========

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

11.      SHORT-TERM LOANS

         As of December 31, 2007, the unsecured loans granted from a third party bear interest at 12% per annum with a term of maturity less than 1 year.

12.      CAPITAL STOCK

         The authorized common stock of the Company consists of 100,000,000 shares (previously 25,000,000 shares) with a par value of $0.001, following the approval by stockholders of an amendment to the Company's Articles of Incorporation effective April 1, 2005.

WorldStar Energy, Corp.
(A development stage company)
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended December 31, 2007 and From inception on November 28, 2006 through December 31, 2007
(Stated in US Dollars)
(Unaudited - Prepared by Management)


12.      CAPITAL STOCK (CONT'D)

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

13.      COMMITMENT AND CONTINGENCES

         The Company had no commitments or contingent liabilities as of December 31, 2007.

14.      MINORITY INTERESTS

         Minority interests results from the consolidation of 98% owned subsidiary of BGI and 50.96% owned subsidiaries of BGHK and BGL. As of December 31, 2007, BGI, BGHK and BGL recorded a net liabilities. As a result, the minority interests in the net loss of these subsidiaries is Nil for the period ended December 31, 2007 due to the minority stockholders' equity balance being Nil at December 31, 2007. Such minority interest in the net losses of subsidiaries have not been recorded, the minority interest in future profits will not be recognized until the aggregate of such profits equals the aggregate unrecognized losses.

15.      RELATED PARTY TRANSACTIONS

         Apart from the transactions as disclosed in notes 6, 9 and 10 to the consolidated financial statements, during the period ended December 31, 2007 the Company had no other material transactions with its related parties during the reporting period. Amounts due to related parties are non-interest bearing and unsecured. These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

16.      SEGMENT INFORMATION

         The Company operates in a single segment, being conducting mineral exploration on selected territory within Mongolia.

         All of the Company's long-lived assets are located in the Mongolia territory during the reporting period.

WorldStar Energy, Corp.
(A development stage company)
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended December 31, 2007 and From inception on November 28, 2006 through December 31, 2007
(Stated in US Dollars)
(Unaudited - Prepared by Management)


17.      SUBSEQUENT EVENT

         The Company is in the process of completing a share purchase agreement with the shareholders of Bulgan Gold Investment Limited ("Bulgan GIL"), and Bulgan Gold (Hong Kong) Limited ("BGHK") whereby the Company acquires 2% of the issued and outstanding Bulgan GIL shares and acquires 18% of the issued and outstanding BGHK shares. The consideration payable to the shareholders of Bulgan GIL and BGHK is a total of US$1,000,000 cash and 10,208,791 common shares of the Company having a value of US$1.00 per share. As of December 31, 2007, the parties had agreed to the above terms, but are awaiting finalization of all legal procedures required by corporate law in the affected jurisdictions.

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

The following discussion of our business, plan of operations, results of operations and financial condition as at and for the nine months ended December 31, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes as at and for the nine months ended December 31, 2007 included in this Quarterly Report.

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

The Company is in the process of completing a share purchase agreement with the shareholders of Bulgan Gold Investment Limited ("Bulgan GIL"), and Bulgan Gold (Hong Kong) Limited ("BGHK") whereby the Company acquires 2% of the issued and outstanding Bulgan GIL shares and acquires 18% of the issued and outstanding BGHK shares. The consideration payable to the shareholders of Bulgan GIL and BGHK is a total of US$1,000,000 cash and 10,208,791common shares of the Company having a value of US$1.00 per share There can be no assurance that we will acquire additional 30% of Bulgan Gold (HK) Limited we currently do not own or that we will complete the private placement on terms acceptable to us or at all.

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

We filed a current report on December 20, 2007 disclosing that National Base, as the legal subsidiary, is treated as the acquiring company with the continuing operations. As National Base constitutes the operations of the Company, the Company has changed its fiscal year end to March 31, thereby adopting the same fiscal year end as National Base. In accordance with SEC guidance, as National Base constitutes the accounting acquirer, no transition report is required in connection with this change in year end. Accordingly, the Company intends to file an annual report on Form 10-KSB for the year ended March 31, 2007.

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


RISK FACTORS
________________________________________________________________________________

Due to the nature of the Company's proposed business and the present stage of exploration of its Mongolian property interests (which are primarily early stage exploration properties with no known resources or reserves), the following risk factors, among others, will apply:

MINING INDUSTRY IS INTENSELY COMPETITIVE: The Company's business is the acquisition, exploration and development of mineral properties. The mining industry is intensely competitive and the Company will compete with other companies that have far greater resources.

RESOURCE  EXPLORATION  AND  DEVELOPMENT  IS  GENERALLY A  SPECULATIVE  BUSINESS:
Resource exploration and development is a speculative business and involves a high degree of risk, including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in size to return a profit from production. The marketability of natural resources that may be acquired or discovered by the Company will be affected by numerous factors beyond the control of the Company. These factors include market fluctuations, the proximity and capacity of natural resource markets, government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital. The great majority of exploration projects do not result in the discovery of commercially mineable deposits of ore.

FLUCTUATION OF METAL PRICES: Even if commercial quantities of mineral deposits are discovered by the Company, there is no guarantee that a profitable market will exist for the sale of the metals produced. Factors beyond the control of the Company may affect the marketability of any substances discovered. The prices of various metals have experienced significant movement over short periods of time, and are affected by numerous factors beyond the control of the Company, including international economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates and global or regional consumption patterns, speculative activities and increased production due to improved mining and production methods. The supply of and demand for metals are affected by various factors, including political events, economic conditions and production costs in major producing regions. There can be no assurance that the price of the minerals that may be contained in any mineral deposit that may be discovered by the Company will be such that such property could be mined at a profit.

PERMITS AND LICENSES: The operations of the Company will require licenses and permits from various governmental authorities. There can be no assurance that the Company will be able to obtain all necessary licenses and permits that may be required to carry out exploration, development and mining operations at its projects.

NO ASSURANCE OF PROFITABILITY: The Company has no history of earnings and, due to the nature of its business, there can be no assurance that the Company will ever be profitable. The Company has not paid dividends on its shares since incorporation and does not anticipate doing so in the foreseeable future. The only present source of funds available to the Company is from the sale of its common shares or, possibly, from the sale or optioning of a portion of its interest in its mineral properties. Even if the results of exploration are encouraging, the Company may not have sufficient funds to conduct the further exploration that may be necessary to determine whether or not a commercially mineable deposit exists. While the Company may generate additional working capital through further equity offerings or through the sale or possible syndication of its properties, there can be no assurance that any such funds will be available on favourable terms, or at all. At present, it is impossible to determine what amounts of additional funds, if any, may be required. Failure to raise such additional capital could put the continued viability of the Company at risk.

UNINSURED OR UNINSURABLE RISKS: The Company may become subject to liability for pollution or hazards against which it cannot insure or against which it may elect not to insure where premium costs are disproportionate to the Company's perception of the relevant risks. The payment of such insurance premiums and of such liabilities would reduce the funds available for exploration and production activities.

GOVERNMENT REGULATION: Any exploration, development or mining operations carried on by the Company will be subject to government legislation, policies and controls relating to prospecting, development, production, environmental protection, mining taxes and labour standards. In addition, the profitability of any mining prospect is affected by the market for precious and/or base metals which is influenced by many factors including changing production costs, the supply and demand for metals, the rate of inflation, the inventory of metal producing corporations, the political environment and changes in international investment patterns.

ENVIRONMENTAL MATTERS: Existing and possible future environmental legislation, regulations and actions could cause significant expense, capital expenditures, restrictions and delays in the activities of the Company, the extent of which cannot be predicted and which may well be beyond the capacity of the Company to fund. The Company's right to exploit any mining properties will be subject to various reporting requirements and to obtaining certain government approvals and there can be no assurance that such approvals, including environment approvals, will be obtained without inordinate delay or at all.

INSUFFICIENT FINANCIAL RESOURCES: The Company does not presently have sufficient financial resources to undertake by itself the exploration and development of all of its planned exploration and development programs. The development of the Company's properties will therefore depend upon the Company's ability to obtain financing through the joint venturing of projects, private placement financing, public financing or other means. There can be no assurance that the Company will be successful in obtaining the required financing. Failure to raise the required funds could result in the Company losing, or being required to dispose of, its interest in its properties. In particular, failure by the Company to raise the funding necessary to maintain in good standing the various option and lease agreements it has entered in could result in the loss of the rights of the Company to such properties.

FOREIGN COUNTIES AND REGULATORY REQUIREMENTS: All of the mineral properties held by the Company are located in the United States of America where mineral exploration and mining activities may be affected in varying degrees by political instability, expropriation of property and changes in government regulations such as tax laws, business laws, environmental laws and mining laws, affecting the Company's business in that country. Any changes in regulations or shifts in political conditions are beyond the control of the Company and may adversely affect its business, or if significant enough, may make it impossible to continue to operate in the country. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, foreign exchange restrictions, export controls, income taxes, expropriation of property, environmental legislation and mine safety.

DEPENDENCE  UPON  OTHERS  AND  KEY  PERSONNEL:  The  success  of  the  Company's operations will depend upon numerous factors, many of which are beyond the Company's control, including (i) the ability to design and carry out appropriate exploration programs on its Alaskan mineral properties; (ii) the ability to produce  minerals  from any  mineral  deposits  that may be  located;  (iii) the ability to attract and retain additional key personnel in exploration, marketing, mine development and finance; and (iv) the ability and the operating resources to develop and maintain the properties held by the Company. These and other factors will require the use of outside suppliers as well as the talents and efforts of the Company and its consultants and employees. There can be no assurance of success with any or all of these factors on which the Company's operations will depend, or that the Company will be successful in finding and retaining the necessary employees, personnel and/or consultants in order to be able to successfully carry out such activities. This is especially true as the competition for qualified geological, technical and mining personnel and consultants is particularly intense in the current marketplace.

CURRENCY FLUCTUATIONS: The Company presently maintains its accounts in Canadian and United States dollars. The Company's operations in Mongolia and its payment commitments and exploration expenditures under the various agreements governing its rights to its mineral properties are denominated in U.S. dollars, making it subject to foreign currency fluctuations. Such fluctuations are out of its control and may materially adversely affect the Company's financial position and results.

PRICE FLUCTUATIONS AND SHARE PRICE VOLATILITY: In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly those considered development stage companies, have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies

OUR EXPLORATION PROPERTIES

As a result of the acquisition of National Base, we are an exploration stage company involved in the exploration of mineral properties in Mongolia. We have an interest in 50 mineral exploration licenses located in 16 provinces throughout Mongolia in different geological settings with potential for a wide variety of mineral targets.

Our Mongolian licenses cover an aggregate of some 817,000 hectares (8,200 square kilometers) of lands believed to be prospective for base and precious minerals in Mongolia. Eight of its licenses are located in the South Gobi region where the mineral of interest is coal. This area of Mongolia is known to host coal mineralization where several projects are currently in advanced exploration stages. Our coal prospective licenses cover more than 50% of the licensed area.

The Company is evaluating its licenses in order to prioritize those that might exhibit the greatest potential for further exploration. Of particular interest are those licenses located near known coal producing areas, given our proximity to China and its demand for all available sources of energy.

OUR PLAN OF OPERATIONS

We plan to evaluate joint venture or other similar arrangements for exploration and exploitation of our coal prospective properties due to the increasing demand for coal in China.

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

In that regard, in the next 12 months, we plan to expend:

(1)  $4,000,000 for exploration expenditures and property maintenance

(2)  $250,000 for management and consulting expenses; and

(3)  $300,000 administration and operating expenses.

During the next 12 months we anticipate that we will not generate any revenue. We had cash of $12,485 and a working capital deficiency of ($4,417,462) at December 31, 2007. Accordingly, we anticipate that we will require additional financing to enable us to pay our planned expenses for the next 12 months. There can be no assurance that we will be able to obtain the funds necessary to pursue our plan of operations for the next 12 months.

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

PERIOD ENDED DECEMBER 31, 2007

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

The unaudited consolidated statements of operations and cash flows for the period ended December 31, 2007 include National Base's operations and cash flows for the period from November 28, 2006, the date of incorporation and the Company's results of operations from August 14, 2007, the date of acquisition, to December 31, 2007.

The Company incurred a loss for the nine month period, therefore, of $1,595,873. National Base has adopted a fiscal year of March 31, and accordingly, the Company has changed its year end accordingly. We filed a current report dated December 20, 2007 to this effect.

REVENUES

We have had no operating revenues (other than interest income) since inception. We anticipate that we will not generate any revenues for so long as we are a development stage company.

GENERAL AND ADMINISTRATIVE EXPENSES

Total operating expense amounted to $$1,586,848 for the nine month period ended December 31, 2007. The principal reasons were the amortization of mineral rights of $867,728, and the cost of exploring and maintaining our Mongolian properties which amounted to $390,473.

NET LOSS

As a result of the above, our net loss for the six months ended December 31, 2007 was $1,595,873.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $12,485 as at December 31, 2007 and a working capital deficiency of $4,417,462. We anticipate we will require approximately $4,550,000 to pursue our plan of operations over the next 12 months, as described above under "Our Plan of Operations". During the 12 month period following the date of this Quarterly Report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months. However, there can be no assurance that we will complete any such financing or that the funds raised will be sufficient for us to pay our expenses for the next 12 months.

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

CASH USED IN OPERATING ACTIVITIES

Cash used in operating activities in the nine months ended December 31, 2007 was $872,449. Operating activities used cash primarily for management and professional fees and property exploration and maintenance. We anticipate that cash used in operating activities will increase in 2007-2008 as we pursue our plan of operations.

CASH USED IN INVESTING ACTIVITIES

There were no significant investing activities in the nine months ended December 31, 2007.

CASH PROVIDED BY FINANCING ACTIVITIES

We have funded our business to date primarily from sales of our common stock. Financing activities provided cash of $836,442 in the nine months ended December 31, 2007 which were provided through loans from shareholders and other short term loams. The funds relating to the issuance of private placement shares concurrently with the completion of the reverse takeover transaction had been loaned by the Company to its operating subsidiaries prior to March 31, 2007, and accordingly are reflected in our cash flow since inception.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2006, the FASB issued Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangement". The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies" and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company considers that this FSP has no material impact on its condensed consolidated financial statements. In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for fiscal year beginning January 1, 2008. The Company is in the process of evaluating this standard and therefore has not yet determined the impact that SFAS 159 will have on the consolidated financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact that SFAS 160 will have on its condensed consolidated financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact that SFAS 141 (Revised) will have on its condensed consolidated financial statements upon adoption.

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

EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of our design and operation of disclosure controls and procedures as of December 31, 2007 under the supervision and with the participation of our President and Chief Financial Officer. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our President and Chief Financial Officer have determined that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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


WORLDSTAR ENERGY, CORP.


Per:   /s/ "RICHARD TAY"
       __________________________________________
       Richard Tay
       President, Chief Executive Officer,
       Principal Executive Officer and a director
       Date:  February 15, 2008.

                                   __________