Form 10-K
period 2008-03-31
WORLDSTAR ENERGY, CORP.
filed 2011-09-09
CIK 1093677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 0–27229

WORLDSTAR ENERGY, CORP.
(Exact name of registrant as specified in its charter)

Nevada	88–0409163
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Rm 803, 8/F, Jubilee Centre
No. 42 Gloucester Road
Wanchai, Hong Kong, China	__________________
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (852) 2790-5157

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act.
[ ] Yes[ x ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act
[ ] Yes[ x ] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] Yes[ x ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes[ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.
[ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non–accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
[ x ] Yes[ ] No

The registrant’s common stock ceased to be eligible for quotation on the OTC Bulletin Board effective August 19, 2008, for failure to comply with NASD (now FINRA) Rule 6530. There is currently no public market for the registrant’s common stock. However, as reported in its current report on Form 8-K filed with the SEC on July 14, 2011, the registrant has acquired an exclusive sublicense dated June 29, 2011 from Fire Block Technologies Inc. to use and apply, in Southeast Asia, including China, the patent-pending processes and solutions licensed by Fire Block Technologies Inc. from Fire Block International Inc., a private Canadian company, for the manufacture of engineered construction products from palm oil tree waste material with zero ignition and zero flame spread properties. The registrant intends to pay a CAD$150,000 acquisition fee to Fire Block Technologies Inc. by way of the issuance of 10,000,000 fully paid shares of common stock in the capital of the registrant (at a deemed issue price per share of CAD$0.015, or $0.0146 based on the noon exchange rate on June 29, 2011, as published by the Bank of Canada, of CAD$1.00: $1.0304) to Fire Block Technologies Inc. Accordingly, the aggregate market value of the registrant’s common stock held by non–affiliates of the registrant as of September 6, 2011, not including the deemed issue price at which such stock might be issued to Fire Block Technologies Inc., was approximately $31,351,109.

The registrant had 57,761,834 shares of common stock outstanding as of September 6, 2011.

WORLDSTAR ENERGY, CORP.
Form 10–K

- ii -

FORWARD–LOOKING STATEMENTS

The information in this annual report contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward–looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward–looking statements involve risks and uncertainties regarding the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products, and other factors. Forward–looking statements are made, without limitation, in relation to strategic and operating plans, availability of funds, and capital and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward–looking statements. In some cases, you can identify forward–looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.

Forward–looking statements in this annual report include, but are not limited to, statements with respect to the following:

  our future financial or operating performances;
  estimates related to costs and expenditures; and
  requirements for additional capital.

These forward–looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined under the sections titled “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. If one or more of these risks or uncertainties materialize, or our underlying assumptions prove incorrect, our actual results may vary materially from those expressed or implied by our forward–looking statements anticipated, believed, estimated or expected.

For further information, you should carefully read and consider the section of this annual report entitled “Risk Factors” beginning on page 4.

We caution readers not to place undue reliance on any such forward–looking statements, which speak only to a state of affairs as of the date made. We disclaim any obligation subsequently to revise any forward–looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward–looking statements contained in this annual report by the foregoing cautionary statements.

PART I

ITEM 1.	BUSINESS

Overview

As used in this annual report, the terms “we”, “us”, “our” and “WorldStar” mean WorldStar Energy, Corp., unless otherwise indicated.

We were incorporated on November 8, 1996 under the laws of the State of Nevada under the name “Flintrock Financial Services, Inc.” Concurrent with the reverse merger with Tysa Corporation on March 1, 2000 we changed our name to “Auteo Media, Inc.” effective March 14, 2000. On April 1, 2005 we changed our name to “WorldStar Energy, Corp.” and amended our articles of incorporation to increase our authorized share capital to 100,000,000 shares of common stock, each with a par value of $0.001.

Our principal executive offices are located at Rm 803, 8/F, Jubilee Centre, No. 42 Gloucester Road, Wanchai, Hong Kong, China.

We became a “shell” company as defined in Rule 12b–2 of the Exchange Act upon the sale of substantially all of our assets in July 2002.

Abortive Acquisition of WorldStar Energy Corp. (British Columbia)

On January 26, 2005, we entered into a share exchange agreement with WorldStar Energy Corp. (“WEC”), a private British Columbia company, whereby we agreed to acquire all of WEC’s outstanding shares of common stock in consideration for 31,000,000 shares of our common stock. At the time, WEC had an 80% interest in a methanol joint venture project in Indonesia, held through an 80% owned subsidiary, the remaining 20% of which was owned by an Indonesian state-owned company. On March 27, 2006, we announced that we would not be moving forward with the acquisition of WEC due principally to a lack of financing for the proposed methanol joint venture project. During the year ended March 31, 2008, we issued 431,700 shares of our common stock to certain investors in WEC in settlement of any potential claims related to our proposed acquisition of WEC. We also completed the issuance of 500,000 shares of our common stock to a company controlled by our director and CFO, Michael Kinley, in satisfaction of US$179,705 owing to him for consulting fees accrued through September 30, 2006, and which was agreed to be settled for shares in December, 2006.

Acquisition of National Base Investment Limited

On August 14, 2007, we completed the acquisition of all of the issued and outstanding shares of National Base Investment Limited (“National Base”), a company incorporated pursuant to the laws of the British Virgin Islands on November 28, 2006, from Jewel Star Group Limited (“Jewel”), also incorporated pursuant to the laws of the British Virgin Islands and the principal of which was our then President and Chief Executive Officer. The acquisition was completed in accordance with a share purchase agreement dated February 12, 2007 (the “Share Purchase Agreement”) among our Company, Jewel and National Base, in consideration of 30,000,000 fully paid shares of our common stock with an agreed value of $0.25 per share, plus $1,300,000 in cash, for a total consideration of $8,860,000.

At the time of the acquisition, National Base owned interests in 50 mineral exploration licenses in Mongolia. As part of the transaction, we lent $3,700,000 to a 51% owned subsidiary of National Base in order to discharge its liabilities in connection with acquiring the Mongolian licenses. In addition, on August 14, 2007, we completed a private placement of 22,000,000 shares of common stock to a group of overseas investors for gross proceeds of $5,500,000 which we used to fund the cash portion of the transaction and to provide working capital. We issued 2,200,000 shares of fully paid common stock to an overseas company in satisfaction of a finder’s fee in respect of the private placement. We also issued 2,000,000 fully paid shares of our common stock to a company located outside of the United States in consideration of services rendered in connection with the acquisition of National Base.

National Base owns 98% of Bulgan Gold Investment Ltd. (“BGI”), a Hong Kong corporation, which in turn owns 52% of Bulgan Gold (HK) Limited (“BGHK”). The other 48% of BGHK shares are owned by a Hong Kong businessman as to 18% and a Mongolian businessman as to 30%. They currently remain minority shareholders in the Company. BGHK owns 100% of Bulgan Gold LLC (“BGL”), a Mongolian corporation. BGL owned the 50 mineral exploration licenses over properties in Mongolia.

The Mongolian licenses covered an aggregate of some 817,000 hectares (8,200 square kilometers) of lands believed to be prospective for base and precious minerals based on certain data gathered during the Soviet era in the 1960s and 1970s, and subsequently into the late 1990s. The properties contained no known reserves of any type of minerals. At the time of our acquisition of National Base, our plan was to organize the Mongolian licenses and prioritize exploration targets, as exploration work was required to further delineate and expand the known mineralization on the properties. As well, prospecting work and database reviews of other historical work were to be undertaken.

We filed a Current Report on Form 8-K with the SEC on August 27, 2007 which provides, among other things, further information relating to the acquisition of National Base and the properties we had planned to explore, including risk factors relating to our business.

We also filed a current report on December 20, 2007 disclosing that National Base, as the legal subsidiary, is treated as the acquiring company with the continuing operations. As National Base constitutes the operations of the Company, the Company has changed its fiscal year end to March 31, thereby adopting the same fiscal year end as National Base. In accordance with SEC guidance, as National Base constitutes the accounting acquirer, no transition report is required in connection with this change in year end.

Current Status

As at March 31, 2008, we had not engaged in any exploration activities on the properties covered by the Mongolian licenses, as we had not yet completed our analysis of the existing database nor prioritized our exploration targets.

Due in large part to the economic recession that commenced in the United States in December 2007, and the general worldwide economic downturn that followed, we were unable to raise sufficient financing to commence our planned exploration activities on the properties covered by the Mongolian licenses. As a result, as of June 30, 2009, our Company was forced to cease operations in Mongolia, and we were unable to maintain our interests in the Mineral Exploration License Certificates issued by the Minerals and Petroleum Authority of Mongolia. Accordingly, the exploration rights represented by the Mongolian licenses were forfeited, our Company wrote off the remaining book value of $7,317,739 as of March 31, 2008, and we once again became a “shell” company as defined in Rule 12b–2 of the Exchange Act.

As reported in our current report on Form 8-K filed with the SEC on July 14, 2011, we have acquired an exclusive sublicense dated June 29, 2011 from Fire Block Technologies Inc. to use and apply, in Southeast Asia, including China, the patent-pending processes and solutions licensed by Fire Block Technologies Inc. from Fire Block International Inc., a private Canadian company, for the manufacture of engineered construction products from palm oil tree waste material with zero ignition and zero flame spread properties.

Our sublicense is for a 10 year term, and is renewable for successive periods of 10 years each. The sublicense agreement represents a key step in our reactivation; however, our strategic plan is still contingent on, among other things, the successful completion of all documents required under a letter of intent that we have signed with the owners of Palm Oil Plantations in Indonesia for the supply of palm oil tree waste material, as well as raising financing on acceptable terms to fund the construction of the required facilities to process palm oil tree waste material and manufacture our planned products, and to fund the start-up of operations. In addition, we will have to establish relationships with suppliers and distributors in South East Asia. Accordingly, we currently remain a “shell company” as defined in Exchange Act Rule 12b-2, as we have nominal assets and nominal operations.

ZeroignitionTM and ZiTM, referred to in this annual report, are trademarks controlled by Fire Block International Inc.

Incorporation and Principal Business Offices

We were formed under the laws of the State of Nevada on November 8, 1996. Our principal business offices are located at Rm 803, 8/F, Jubilee Centre, No. 42 Gloucester Road, Wanchai, Hong Kong, China , and our telephone number is (852) 2790-5157.

Accounting Treatment

The closing of the acquisition of National Base represented a change in control of our Company. For accounting purposes, this change in control constituted a recapitalization of the Company, and the acquisition was accounted for as a reverse merger whereby we, as the legal acquirer, were treated as the acquired entity, and National Base, the legal subsidiary, was treated as the acquiring company with the continuing operations. Accordingly, the consolidated results of operations and cash flows of the Company set forth in this Annual Report include those of National Base for all periods presented and those of the Company subsequent to the date of the acquisition of National Base. The comparative balance sheet as at March 31, 2007 is that of National Base.

ITEM 1A.	RISK FACTORS

Much of the information included in this Annual Report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution readers of this Annual Report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Related to Our Company

We have no operations and only nominal assets.

Given the forfeiture of our exploration rights represented by the Mongolian licenses, and despite our acquisition of an exclusive sublicense to use and apply, in Southeast Asia, certain patent-pending processes and solutions for the manufacture of engineered construction products from palm oil tree waste material with zero ignition and zero flame spread properties, we currently have no operations and only nominal assets. Our strategic plan remains contingent on, among other things, financing, the successful completion of all documents required under a letter of intent we have signed with the owners of Palm Oil Plantations in Indonesia, the construction of processing and manufacturing facilities, and our ability to establish relationships with suppliers and distributors in South East Asia, none of which can be assured.

We have a history of losses, and there is no assurance of future profitability.

Our Company has no history of earnings and there can be no assurance that our Company will ever be profitable. We have not paid dividends on our shares since incorporation and we do not anticipate doing so in the foreseeable future.

We had a net loss of $10,217,305 for the year ended March 31, 2008, and a net loss of $21,095 for the 124-day period ended March 31, 2007. As of March 31, 2008, we had a working capital deficiency of $5,155,462. This deficiency includes current liabilities of $5,324,023 representing payables and accrued expenses, loans from minority stockholders, amounts due to related companies, an amount due to a minority stockholder, an amount due to a former stockholder, a related party payable, and short-term loans. In addition, in order to preserve our rights under our sublicense agreement with Fire Block Technologies Inc., we are under obligations to pay a continuing royalty to Fire Block Technologies Inc., and to purchase certain escalating minimum quantities of ZeroignitionTM Solution from Fire Block Technologies Inc. during each year of the term of the sublicense agreement.

We do not presently have sufficient financial resources to fund the construction of our planned processing and manufacturing facilities or the start-up of operations.

We do not presently have sufficient financial resources to fund the construction of the required facilities to process palm oil tree waste material and manufacture our planned products, or to fund the start-up of operations. Accordingly, our success will depend on our ability to raise funds on terms that are acceptable to us through private placement financing, public financing or other means. There can be no assurance that we will be successful in obtaining the required financing. Failure to raise such additional capital could put the continued viability of our Company at risk.

Our indebtedness, as well as the current global recession and disruption in financial markets, could, among other things, impede our access to capital or increase our cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

As of March 31, 2008, the outstanding principal and unpaid interest amount of our debt was $5,324,023. The widely reported domestic and global recession, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our financial condition, and if sustained or worsened, such adverse effects could continue or deteriorate. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. These conditions have made it difficult for us to obtain capital and financing, and have limited our flexibility to plan for acquisitions of businesses or assets that could complement our planned operations. If these conditions persist or deteriorate, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

If future financing is not available to us when required, as a result of limited access to the credit markets or otherwise, or is not available on acceptable terms, we may not have sufficient working capital to permit us to construct the facilities required to process palm oil tree waste material and manufacture our planned products, or to fund the start-up of operations. We may also be unable to respond to competitive pressures. Any of these circumstances could have an adverse effect on our financial condition.

Our reactivation plan is based on several key assumptions which, if proved to be invalid, could seriously impact the success of our plan

The success of our Company will depend upon numerous factors, many of which are beyond our Company’s control, including (i) our ability to consummate the transactions contemplated by our letter of intent with the owners of Palm Oil Plantations in Indonesia; (ii) our ability to develop a network of suppliers and distributors in Southeast Asia; (iii) our ability to successfully integrate and carry on our planned business operations; and (iv) our ability to attract and retain additional key personnel to run and expand our planned business. Our reactivation plan will be seriously impacted if we are unable to execute any of these steps.

We are dependent on our key personnel, and the loss of any such personnel could adversely affect our Company.

The success of our Company’s operations will depend upon numerous factors, many of which are beyond our Company’s control, including (i) the ability of our Company to enter into strategic alliances through a combination of one or more joint ventures, mergers or acquisition transactions; and (ii) the ability to attract and retain additional key personnel in plant construction, manufacturing, sales, marketing, technical support and finance. These and other factors will require the use of outside suppliers as well as the talents and efforts of our Company. There can be no assurance of success with any or all of these factors on which our Company’s operations will depend. We have relied, and may continue to rely, upon consultants and others for operating expertise.

Our directors and officers are involved in other projects, and there is the potential that such directors will encounter conflicts of interest with our company.

Until we are able to start and ramp up our planned operations, our directors and officers will only be able devote a limited portion of their time to the affairs of the Company, and some of them are or will be engaged in other projects or businesses such that conflicts of interest may arise from time to time. In accordance with the laws of Nevada, the directors of the Company are required to act honestly, in good faith and in the best interests of the Company. In determining whether or not we will acquire a new business or assets that we may identify, the directors will primarily consider the potential benefits to our Company, the degree of risk to which our Company may be exposed and its financial position at that time.

We currently do not maintain any insurance coverage, and, in the future, we may be unable to obtain or maintain insurance to cover all of the risks associated with our activities at economically feasible premiums. Losses from an uninsured event may cause us to incur significant costs that could have a material adverse effect upon our financial condition.

We currently do not maintain any insurance coverage and, in the future, we may be unable to obtain or maintain insurance to cover all of the risks that may arise in the course of our activities at economically feasible premiums. We are in the process of reviewing and evaluating the risks that we will face in the course of our planned business operations. Insurance coverage may not be available or may not be adequate to cover any resulting liability. Moreover, we expect that insurance against certain risks such as environmental pollution may be prohibitively expensive to obtain for a company of our size and financial means. We might also become subject to liability for pollution or other hazards for which insurance may not be available or for which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial condition and any future results of operations.

Certain legislation, including the Sarbanes–Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors.

We may be unable to attract and retain qualified officers, directors and members of committees of the board of directors required to provide for our effective management as a result of the recent changes in the rules and regulations that govern publicly–held companies. In particular, the Sarbanes–Oxley Act of 2002 has resulted in a series of rules and regulations by the United States Securities and Exchange Commission (SEC) that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes, together with the risks associated with our business, may deter qualified individuals from accepting these roles.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

We are now subject to the ongoing internal control provisions of Section 404 of the Sarbanes–Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal controls over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision–making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.

In addition, discovery and disclosure of a material weakness, by definition, could have a material adverse impact on our financial statements. If we are unable to assert that our internal control over financial reporting are adequate, future customers or suppliers may be discouraged from doing business with us, cause downgrades in any future debt ratings for our Company leading to higher borrowing costs and affect how our stock trades. This could, in turn, negatively affect our ability to access public debt or equity markets for capital. Further, such an occurrence could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or to incur substantially higher costs to obtain the same or similar coverage. It could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, on committees of our board of directors, or as executive officers.

Future sales of our common stock may depress our stock price thereby decreasing the value of your investment.

We anticipate that we will be required to effect an offering of securities in connection with the build out of our infrastructure and the start up of our planned business operations. Since we have no operations and only nominal assets, the safe harbor provided for in Rule 144 under the Securities Act of 1933, as amended, is not available to our security holders to facilitate the resale of any restricted securities of our Company, which could adversely affect the ability of our Company to obtain private placement financing without accompanying registration rights. The price of our common stock on any market that may develop for such stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock.

There is currently no organized market for our common stock, and our investors may be unable to sell their shares.

We currently have no organized trading market for our common stock, although certain market makers may make market in or common stock on the Pink OTC Market. As a result, investors may not be able to sell the shares of our common stock that they have purchased and may lose all of their investment.

Our common stock is subject to the “penny stock” rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our common stock is not currently traded on any organized securities market, which may cause difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended. The penny stock rules apply generally to companies whose common stock trades at less than US $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our company's consolidated financial statements include a statement that our consolidated financial statements are prepared on a going concern basis, and therefore that certain reported carrying values are subject to our company receiving the future continued support of our stockholders, obtaining additional financing and generating revenues to cover our operating costs. The going concern assumption is only appropriate provided that additional financing continues to become available.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.	PROPERTIES

As indicated above, due in large part to the economic recession that commenced in the United States in December 2007, and the general worldwide economic downturn that followed, we were unable to raise sufficient financing to commence our planned exploration activities on the properties covered by the Mongolian licenses. As a result, effective June 30, 2009, we were forced to cease operations in Mongolia, and we were unable to maintain our interests in the Mineral Exploration License Certificates issued by the Minerals and Petroleum Authority of Mongolia. Accordingly, the exploration rights represented by the Mongolian licenses were forfeited, our Company wrote off the remaining book value of $7,317,739 as of March 31, 2008, and we once again became a “shell” company as defined in Rule 12b–2 of the Exchange Act.

In light of the above, the following disclosure is of historic interest only, and relates to interests in properties held by our Company during the period covered by this annual report.

Principal Mineral Property

Description and Location

The Bulgan Licenses which we indirectly controlled until forfeiture consisted of 50 mineral exploration licenses located in 16 provinces throughout Mongolia in different geological settings with potential for a wide variety of mineral targets.

The following is a description of License 11326X (the "Principal License"), which we identified as our material property on which we intended to initially focus our exploration efforts.

The discussion below of the Principal License is based upon information provided by BulganAlt, the original vendor of the Principal Property. Because Jewel acquired the Principal License in January 2007, the information provided below is the only information that we were able to obtain without unreasonable effort or expense.

The Principal License comprised 29,094 hectares located in the Tsagaanlchairkhan and Khyargas counties of Uvs Province in Western Mongolia. The Principal License is believed to be prospective for copper, gold and iron, with three occurrences of special interest, namely the Borts Uul Copper Section, the Khyargas Gold Section and the Tumurchuluut Iron Section, which are discussed individually below.

The Principal License was first issued April 6, 2004 and is capable of renewal for up to nine years from its issue date.

Uvs province is located in western Mongolia, 1,336 km from the capital city of Ulaanbaatar. Its capital city is Ulaangom. The counties of Tsagaankhairkhan and Khyargas are located in the central-eastern part of Uvs province.

This region has good road access, but poor developed infrastructure. The nearest administration center and town is the center of Tsagaankhairkhan Sum. It has a population of 3,000 and a diesel station, hospital, secondary school and post office. The main industry is animal husbandry.

The region has a sharply continental climate, with long, cold, dry winters and brief, mild, and relatively wet summers. Average annual temperatures range from lows down to -30°C in winter to highs up to +22°C in summer. Precipitation is relatively low and average rainfall is not more than 100-150 mm a year. The geological exploration season is from April to October.

Borts Uul Copper Section

The Borts Uul copper section is located in the west part of the Baishint River, in Tsagaankhairkhan County, in Uvs province, 1,350 kilometers to the north-west of Ulaanbaatar.

Geographically, it is located in the Baishint River basin, to the north-east coast of Hyargas Lake and to the south west of Khankliuhii Mountain in the Khangai Mountain Range.

The field is located in a high, mountainous region with spur ridges and deep truncation. The exploration field soil is semi-arid, dominated by sandy soil. The area has a well-developed interstream area and the Baishint River runs right through the exploration field.

The Borts Uul copper section has been explored by Soviet and Mongolian geologists since the 1950s, and through the 1960s, 1970s and 1990s, with work including reconnaissance survey and sampling, geological mapping, general and detailed exploration works, including geochemical sampling and spectra-analysis.

The Borts Uul copper section has not been fully investigated and potential areas of mineralization exist. While moderate amounts of mineral exploration work have been undertaken to date on the Borts Uul copper section, significant further geological work needs to be completed to determine whether economic quantities of mineralization are present.

Khyargas Gold Prospective Section

The Khyargas gold prospective area is located in the north-west part of Khankhukhii Mountain in hilly terrain. The exploration field soil is semi arid, dominated by sandy soil.

The Khyargas gold prospective area was first discovered in the late 1970s when anomalous levels of gold occurrences were noted, and general exploration works on it were carried out between 1978-1981. Work done included geological mapping, trenching and sampling, spectra analysis, geochemical sampling, geophysical surveying, magnetic surveying and electric surveying.

In an effort to assess the economic potential of the Khyargas gold prospective area significant additional geological work needs to be done.

Tumurchuluut Iron Section

Written references to the Tumurchuluut Iron Section date back to the late 19th century. A reconnaissance survey was carried out in 1941, and occurrences of copper, sulphur, asbestos, salt and talc and mineralization points were explored.

In 1950, geological mapping geological surveys were carried out and in the early 1960s, further geological exploration was carried out by Soviet and Polish geologists, including trenching and sampling electric prospecting and geophysical works.

Between 1974 and 1975 and between 1978-1981, general geological mapping, surveying and exploration were carried out on the property.

In an effort to assess the economic potential of the Tumurchuluut iron section, significant additional geological work needs to be done.

Mongolia

General Information

Mongolia is a landlocked country bordered by China to the south and Russia to the north. The country is approximately 1.5 million km2 in size. The capital city is Ulaanbaatar. The climate is similar to that of southern Alberta, Canada.

Mongolia's population of approximately 2.7 million is relatively homogenous in terms of ethnicity, language and religion. The official national language is Mongolian and the primary religion is Buddhism. Approximately one third of the Mongolian population lives in the capital city of Ulaanbaatar with a large portion of the remainder living as nomads throughout the country.

During the recent past Mongolia was part of the Soviet Union and much of its mineral exploration was conducted under the direction of Soviet trained geologists. Since 1990, the country has been transitioning to democracy and a free market economic system. There are many other active mineral exploration companies currently active in Mongolia.

Government

The country had its first multi-party elections in 1990 and adopted a new constitution in 1992. These changes were followed by periods of political and economic instability, but they also led to privatization of state assets, liberalization of trade and promotion of foreign investment.

The new constitution established a legislature and a directly elected President. The Prime Minister is nominated by and serves on behalf of the majority party in the parliament. The constitution respects the concepts of democracy, freedom of speech, and judicial independence, and like principles.

The first multiparty elections were held in July of 1990, at which time the Mongolian People's Revolutionary Party (the "MPRP") won a strong majority in the legislature. In June 2004 elections were held and as a result a coalition government was formed between the MPRP and the Democrats. In January 2006 the coalition government dissolved and a National Unity Government was formed. The National Unity Government was formed by all parties except the Democrats and the Civil Courage Party.

Mining Industry

There is a long history of gold mining in Mongolia dating back to the Middle Ages. There has been a significant increase in mineral exploration in Mongolia in the past few years following the discovery of the Oyu Tolgoi coppergold deposit by Ivanhoe and the commencement of gold production at the Boroo mine owned and operated by Centerra Gold Inc.

Mongolia is a major producer and user of copper and molybdenum, as well as a leading world producer of fluorspar.

A significant proportion of the country's exports come from the Erdenet copper deposit operated by a Mongolian-Russian joint venture. Erdenet is one of the largest copper reserves in the world.

Mongolia is also known to host significant coal deposits. The Tavan Tolgoi coal deposit is widely regarded as the largest undeveloped coking coal deposit in Asia. There are several small coal deposits currently in production in Mongolia with most of the coal being sold into the Chinese market.

Minerals Law and Taxation

Mongolian minerals legislation is principally governed by the Minerals Law of Mongolia (the "Minerals Law"). The Minerals Law provides that all mineral resources in the country are the property of the state and that the state, through its agency the Mineral Resources and Petroleum Authority of Mongolia ("MRPAM"), has the right to grant exploration and mining (exploitation) licenses. The body responsible for governing rights related to all minerals related licenses is the MRPAM's Office of Geological and Mining Cadastre ("OGMC").

On July 8, 2006, the Mongolian Parliament enacted a new Minerals Law, which became effective as of August 26, 2006. The provisions of the Minerals Law apply to activities and relationships with respect to the exploration for and mining of all types of mineral resources other than water, petroleum and natural gas. The key legislative changes approved by the Mongolian Parliament are summarized below.

The amendments introduced a definition of strategic mineral deposits. Mineral deposits that have a potential impact on national security, economic and social development, or deposits that have a potential of producing above 5% of the country's GDP may be designated as mineral deposits of strategic importance. Parliament may designate a deposit as a strategic deposit on its own initiative or by referral from the Government. The amendments provide that the state may acquire up to a 50% interest in the exploitation of a minerals deposit of strategic importance where state-funded exploration was used to determine proven reserves and up to a 34% interest in a mineral deposit of strategic importance where proven reserves were determined through funding sources other than the state's budget.

The percentage of the state's share will be determined by an agreement made with the license holder on exploitation of the deposit, considering the amount of investment made by the state.

Under the new Minerals Law, a legal person duly formed and operating under the laws of Mongolia, who holds a mining license for a mineral deposit of strategic importance, is required to sell no less than 10% of its shares through the Mongolian Stock Exchange.

The new Minerals Law also contemplates the entering into of investment agreements (formerly referred to as stability agreements) between the Government and investors with respect to mineral properties. Investment agreements provide increased protection to investors making large, long-term commitments. Projects involving an investment of $50 to $100 million will have 10-year terms; $100 to 300 million projects will have 15-year terms; and projects involving more than $300 million will have 30-year terms.

The new Minerals Law contains a new single-rate royalty for all metals of 5%. This doubles the 2.5% rate that previously applied to hard-rock minerals. There is also a 5% royalty on exported coal. Several changes were also made to the tax regime, including:

  the tax rate on corporate income was reduced from 30% to 25% for annual income above three billion tugrugs (approximately US$2.6 million) and to 10% for annual incomes up to three billion tugrugs;
  the value-added tax (VAT) was reduced from 15% to 10%;
  a loss-carry-forward provision, improved amortization allowances and a re-investment tax credit were included to compensate for the elimination of tax holidays that had been previously available to foreign owned companies.

Under the new Minerals Law, tender is used in virtually all cases of license issuance and re-issuance. Where an area has not been previously licensed and explored, the new Minerals Law allows for the issuance of the exploration license for that area on a first-come, first-served basis. In situations where the exploration license has been revoked or surrendered by the holder, or where state-funded exploration has been conducted, the license will be re-issued by tender. An exploration license holder continues to have the exclusive right to obtain the mining license resulting from its exploration, subject to the approval of the local authorities. Exploration license fees have increased to 10 times what they were under the previous law. Exploration license holders must provide the OGMC with information annually on both their past and proposed exploration activities.

Mineral exploration and mining licenses are granted to legal persons duly formed and operating under the laws of Mongolia who are Mongolian taxpayers. These entities may be foreign-owned. Under the new Minerals Law, the initial term of a mining license is 30 years and may be extended two times for a period of twenty years each.

Existing license holders will be required to convert their licenses within five months to bring them in conformance with the periods specified by the new Minerals Law. The Minerals Law provides that the holder of an exploration license has an absolute right to obtain a mining license covering all or any portion of the exploration license area subject to the approval of the provincial governor. The holder of a mining license must prepare an environmental impact assessment and environmental protection plan either before or as soon as possible after receiving a license and must comply with certain reporting requirements to the OGMC.

Windfall Profits Tax

On May 14, 2006 the Mongolian Parliament passed a new law that imposes a windfall profits tax on sales of mineral products over a certain price.

Environmental Regulations

Under the Environmental Protection Law of Mongolia, mining companies are required to:

i.	comply with the legislation and the requirements of State inspectors,
ii.	keep records on toxic substance disposal and waste discharges as well as the operation of any monitoring equipment,
iii.	include provisions for reclamation and restoration in annual budgets,
iv.	keep the "ecological passport" of the area, and
v.	carry out environmental impact assessments that identify possible adverse effects from production.

The law gives details of the type of information that is required for these studies.

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on the OTC Bulletin Board in United States dollars, under the symbol “WSTR” (formerly “AUOM” and “AUTM”) on March 31, 2000. Our common stock ceased to be eligible for quotation on the OTC Bulletin Board effective August 19, 2008, for failure to comply with NASD (now FINRA) Rule 6530. Commonly known as the “Eligibility Rule”, FINRA Rule 6530 requires that an issuer be current in its required periodic financial reports under the Securities Exchange Act of 1934, as amended, in order to be eligible for quotation on the OTC Bulletin Board.

The following table set forth, for the calendar periods indicated, the high and low closing sale price of our common stock on the OTC Bulletin Board.

OTC Bulletin Board

	2008	2007
1st Quarter	$2.20 – 3.30	NA
2nd Quarter	0.75 – 2.95	NA
3rd Quarter	1.00 – 3.00	$0.30 – 1.10	(1)
4th Quarter	1.01 – 5.50	0.75 – 4.00

(1) Since November 28, 2006

Holders

The number of record holders of our common stock, $0.001 par value, as of September6, 2011 was 102.

Dividends

We have not, since the date of our incorporation, declared or paid any dividends on our common shares. Therefore, we anticipate that we will retain future earnings and other cash resources for the operation and development of our business for the foreseeable future. The payment of dividends in the future will depend on our earnings, if any, and our financial condition and such other factors as our board of directors considers appropriate.

Equity Compensation Plans

As of the date of our most recently completed fiscal year, we did not have any compensation plans, including individual compensation plans, under which our equity securities are authorized for issuance.

Sales of Unregistered Securities

During the fiscal years ended December 31, 2004 and 2005, we did not issue any of our securities.

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal year ended March 31, 2008 on the following reports, as filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Quarterly Report on Form 10–QSB for the quarterly period ended June 30, 2007	August 14, 2007
Current Report on Form 8-K dated August 14, 2007	August 27, 2007
Quarterly Report on Form 10–QSB for the quarterly period ended September 30, 2007	November 19, 2007
Quarterly Report on Form 10–QSB for the quarterly period ended December 31, 2007	February 19, 2008

All of the stock issuances described above under this heading constitute restricted shares, as defined in the Securities Act, and have been endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended March 31, 2008 and 124-day period ended March 31, 2007 should be read in conjunction with our most recent audited consolidated financial statements for the year ended March 31, 2008 and 124-day period ended March 31, 2007, which are included in this annual report, and the related notes to the consolidated financial statements. This discussion contains forward–looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward–looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Overview of Our Business

We were incorporated on November 8, 1996 under the laws of the State of Nevada under the name “Flintrock Financial Services, Inc.” Concurrent with the reverse merger with Tysa Corporation on March 1, 2000 we changed our name to “Auteo Media, Inc.” effective March 14, 2000. On April 1, 2005 we changed our name to “WorldStar Energy, Corp.” and amended our articles of incorporation to increase our authorized share capital to 100,000,000 shares of common stock.

Our principal executive offices are located at Rm 803, 8/F, Jubilee Centre, No. 42 Gloucester Road, Wanchai, Hong Kong, China.

We became a “shell” company as defined in Rule 12b–2 of the Exchange Act upon the sale of substantially all of our assets in July 2002.

Acquisition of National Base Investment Limited

On August 14, 2007, we completed the acquisition of all of the issued and outstanding shares of National Base, a company incorporated pursuant to the laws of the British Virgin Islands on November 28, 2006, from Jewel, also incorporated pursuant to the laws of the British Virgin Islands and the principal of which was our then President and Chief Executive Officer. The acquisition was completed in accordance with the Share Purchase Agreement dated February 12, 2007 among our Company, Jewel and National Base.

At the time of the acquisition, National Base owned interests in 50 mineral exploration licenses in Mongolia. National Base owns 98% of BGI, a Hong Kong corporation, which in turn owns 52% of BGHK. The other 48% of BGHK shares are owned by a Hong Kong businessman as to 18% and a Mongolian businessman as to 30%. They currently remain minority shareholders in the Company. BGHK owns 100% of BGL, a Mongolian corporation. BGL owned the 50 mineral exploration licenses over properties in Mongolia.

The Mongolian licenses covered an aggregate of some 817,000 hectares (8,200 square kilometers) of lands believed to be prospective for base and precious minerals. The properties contained no known reserves of any type of minerals. At the time of our acquisition of National Base, our plan was to organize the Mongolian licenses and prioritize exploration targets, as exploration work was required to further delineate and expand the known mineralization on the properties. As well, prospecting work and database reviews of other historical work were to be undertaken.

We filed a Current Report on Form 8 K with the SEC on August 27, 2007 which provides, among other things, further information relating to the acquisition of National Base and the properties we had planned to explore, including risk factors relating to our business.

We also filed a current report on December 20, 2007 disclosing that National Base, as the legal subsidiary, is treated as the acquiring company with the continuing operations. As National Base constitutes the operations of the Company, the Company has changed its fiscal year end to March 31, thereby adopting the same fiscal year end as National Base. In accordance with SEC guidance, as National Base constitutes the accounting acquirer, no transition report is required in connection with this change in year end.

Forfeiture of Mineral Exploration Licenses

As at March 31, 2008, we had not engaged in any exploration activities on the properties covered by the Mongolian licenses, as we had not yet completed our analysis of the existing database nor prioritized our exploration targets.

Due in large part to the economic recession that commenced in the United States in December 2007, and the general worldwide economic downturn that followed, we were unable to raise sufficient financing to commence our planned exploration activities on the properties covered by the Mongolian licenses. As a result, effective June 30, 2009, our Company was forced to cease operations in Mongolia, and we were unable to maintain our interests in the Mineral Exploration License Certificates issued by the Minerals and Petroleum Authority of Mongolia. Accordingly, the exploration rights represented by the Mongolian licenses were forfeited, our Company wrote off the remaining book value of $7,317,739 as of March 31, 2008, and we once again became a “shell” company as defined in Rule 12b–2 of the Exchange Act.

Our Plan of Operations

Overview

As reported in our current report on Form 8-K filed with the SEC on July 14, 2011, we have acquired an exclusive sublicense dated June 29, 2011 from Fire Block Technologies Inc. to use and apply, in Southeast Asia, including China, the patent-pending processes and solutions licensed by Fire Block Technologies Inc. from Fire Block International Inc., a private Canadian company, for the manufacture of engineered construction products from palm oil tree waste material with zero ignition and zero flame spread properties.

Fire Block Technologies Inc. is a private Barbados company that controls the exclusive worldwide license outside of Canada for the sale, marketing and distribution of ZeroignitionTM Solution together with the sub-licensing rights for the patent-pending ZeroignitionTM New Materials Technology.

ZeroignitionTM Solution is a proprietary formula, which when used in conjunction with the patent pending ZeroignitionTM New Materials Technology, is capable of creating a wide range of wood-based products with non-combustible characteristics (“ZeroignitionTM Products”). These new and unique revolutionary technologies and products, which demonstrate extreme flame resistance and highly efficient thermal protection, are non-toxic, pH neutral, environmentally friendly, non-corrosive and have withstood direct heat in excess of 18,000 degrees Fahrenheit without ignition or flame spread. Extensive testing to ASTM standards by INTERTEK Laboratories (Vancouver, Canada) and EMERCOM of Russia (Moscow) has resulted in achieving “Class A” fire ratings on wood fiber, cellulose, and textile products treated with ZeroignitionTM Solution.

Siempelkamp GmbH & Co, (“Siempelkamp”) (Krefeld, Germany), under contract with the owner of ZeroignitionTM technology and Fire Block Technologies, has successfully completed product testing on OSB (oriented strand board), MDF (medium density fiberboard), particle board and “ZeroignitionTM Wallboard” (a sheetrock replacement) manufactured using the ZeroignitionTM New Materials Technology, both for traditional wood fiber boards and EFB (or “empty fruit basket”) waste material boards. Siempelkamp, a leader in lumber, cellulose fiber and wood products equipment manufacture and factory design, was established in 1883 and holds a 70% global market share in this industry, which represents 1,400 of the 2,000 OSB and MDF plants in the world.

Our sublicense is for a 10 year term, and is renewable for successive periods of 10 years each. We have paid a CAD$150,000 acquisition fee to Fire Block Technologies by way of the issuance of 10,000,000 fully paid shares of our common stock to Fire Block Technologies Inc. We have also agreed to pay a continuing royalty to Fire Block Technologies Inc. of: (a) 1% of the net invoice price from sales of Zeroignition™ Products by our Company and any of our sublicensees; and (b) 3% of our Company’s net invoice price from sales of any palm waste material that has been processed into pulp fibre (“ZiTM-Pulp”) or chips (“ZiTM-Chips”) and treated with ZeroignitionTM Solution for use as a raw material for the manufacture and production of engineered wood products. The 3% royalty relates to our Company’s obligation under the sublicense agreement to manufacture ZiTM-Pulp and ZiTM-Chips for sale to our own future sublicensees, as well as to certain existing manufacturers of Zeroignition™ Products in the territory covered by the sublicense. In addition, we have agreed to purchase from Fire Block Technologies certain minimum quantities of ZeroignitionTM Solution during each year of the term of the sublicense agreement, as follows: year 1 – CAD$5,000,000; year 2 - CAD$25,000,000; year 3 - CAD$75,000,000; year 4 and each subsequent year - CAD$100,000,000.

The sublicense agreement represents a key step in our reactivation; however, our strategic plan is still contingent on, among other things, the successful completion of all documents required under a letter of intent that we have signed with the owners of Palm Oil Plantations in Indonesia for the supply of palm oil tree waste material, as well as raising financing on acceptable terms to fund the construction of the required facilities to process palm oil tree waste material and manufacture our planned products, and to fund the start-up of operations. In addition, we will have to establish relationships with suppliers and distributors in South East Asia. Accordingly, we currently remain a “shell company” as defined in Exchange Act Rule 12b-2, as we have nominal assets and nominal operations.

Liquidity and Financial Resources

We had cash of $9,908 and a working capital deficiency of $5,155,462 at March 31, 2008.

Our Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to pay off existing debt and provide sufficient funds for general corporate purposes, all of which is uncertain. Our consolidated financial statements contain additional note disclosures to this effect, and the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Given the forfeiture of our exploration rights represented by the Mongolian licenses, and despite our acquisition of an exclusive sublicense to manufacture ZeroignitionTM Products from palm oil tree waste material for distribution in Southeast Asia, we currently have no operations and only nominal assets. Furthermore, we presently do not have sufficient financial resources to fund the construction of the required facilities to process palm oil tree waste material and manufacture our planned ZeroignitionTM Products, or to fund the start-up of operations.

During the next 12 months we anticipate that we will be in the start-up phase and that we therefore will not generate any revenue. Accordingly, we anticipate that we will require additional financing during the next 12 months to meet our anticipated capital costs and start-up expenses, currently estimated at $4,500,000. However, there can be no assurance that we will be able to obtain such financing. We believe that debt financing will not be an alternative at this time as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated capital costs and start-up expenses. In the absence of such financing, we will not be able to execute upon our plan of operations.

Cash and Working Capital

The following table sets forth our cash and cash equivalents and working capital as of March 31, 2008 and 2007:

	As of	As of
	March 31,	March 31,
	2008	2007

Cash and cash equivalents	$9,908	$24,146

Working capital surplus (deficiency)	$(5,155,462)	$(7,324,589)

Acquisition of National Base

On August 14, 2007, the Company issued 30,000,000 shares pursuant to the Acquisition to acquire a 100% interest in National Base, together with an additional 2,000,000 shares issued in facilitation of this transaction.

Private Placement

The Company also completed a private placement financing of 22,000,000 at a price of US$0.25 per share for gross proceeds of US$5,500,000 on August 14, 2007. A financing fee of 2,200,000 shares was also paid.

Debt settlement

Upon closing of the Acquisition, 931,700 shares were issued for debt and other settlements.

Results of Operations – Year Ended March 31, 2008 and 124-Day Period Ended March 31, 2007

The following table sets forth our consolidated loss from operations during the fiscal year ended March 31, 2008 and 124-day period ended March 31, 2007.

Consolidated Gain (Loss) From Operations

	Year Ended	124-Day
	March 31,	Period Ended
	2008	March 31,
		2007
Net sales	$-	$-

General and administrative expenses	2,896,770	20,283
Write-off of mineral exploration rights	7,317,739	-
Other items	2,796	812
Loss from operations	$10,217,305	$21,090

Write–off of Mineral Exploration Rights

Effective June 30, 2008, the Company ceased active mineral exploration operations in Mongolia and was not able to fund sufficient activities in order to maintain its interests in the Mineral Exploration License Certificates issued by the Minerals and Petroleum Authority of Mongolia. Accordingly, the exploration rights represented by those licenses were forfeited and the Company wrote off the remaining book value of $7,317,739 as of March 31, 2008.

Amortization

Our amortization and amortization expenses increased to $1,323,133 in 2008, as compared to $263 in 2007. The increase was primarily due to the amortization of mineral exploration rights of $1,318,475 in 2008 compared to $Nil in 2007. The remainder was due to the increase in accumulated amortization of property, plant and equipment in 2008 as compared to 2007.

Property Exploration and Maintenance

Property exploration and maintenance increased to $419,836 in 2008 as compared to $Nil in 2007. The increase was due to the Acquisition of National Base during the year ended March 31, 2008 which did not have any mining operations for its initial 124 days.

General and Administrative Expenses

Our general and administrative expenses increased to $1,153,801 during 2008 as compared to $20,020 in 2007. The increase in general and administrative expenses is primarily due to a full year in 2008 as compared to only 124 days in the 2007 period. In addition, during 2008, the following general and administrative expenses increased due to the Acquisition of National Base. Audit fees increased to $73,797 in 2008 compared to $20,000 in the 2007. New expenditure items such as building management fee (2008 - $8,912; 2007 - $Nil); filing fees (2008 - $4,838; 2007 - $Nil); business travels (2008 -$40,048; 2007 - $Nil); environmental protection fees (2008 - $6,625; 2007 - $Nil); legal and professional fees (2008 – $641,292; 2007 - $Nil); management fees (2008 - $40,000; 2007 - $Nil); office expenses (2008 - $56,408; 2007 - $Nil); rent (2008 - $28,849; 2007 - $Nil); Salaries (2008 - $38,136; 2007 - $Nil); and miscellaneous expenditures (2008 - $213,763; 2007 - $Nil) were included in the year ended March 31, 2008. Of these expenditures, $86,411 was incurred by WorldStar which was included in 2008 due to the Acquisition of National Base compared to $Nil in the 2007 period.

Write-off of Mineral Exploration Rights

Write-off of mineral exploration rights increased to $7,317,739 in 2008 as compared to $Nil in 2007. The increase was due to the forfeiture of mineral licenses subsequent to March 31, 2008.

Finance Costs

Finance costs are primarily attributable to the Acquisition of National Base. This increased from $812 in 2007 to $8,199 in 2008.

Net Loss

The following table reflects our net loss for the year ended March 31, 2008 and 124-day period ended March 31, 2007, after taking into account the amounts recognized as other income or expenses.

		124-Day
		Period Ended
	Year Ended	March 31,
	March 31, 2008	2007
Loss from operations	$(2,896,770)	$(20,283)
Other expenses	(7,320,535)	(812)
Provision for income taxes	-	-
Net loss	$(10,217,305)	$(21,090)

We recorded a net loss of $10,217,305 for the year ended March 31, 2008 as compared to a net loss of $21,090 for the 124-day period ended March 31, 2007. The increase in net loss between these periods is primarily related to:

  An increase in write-off of mineral exploration rights in the amount of $7,317,739.
  An increase in general and administrative expenses due to the inclusion of WorldStar in the consolidation process due to the Acquisition of National Base of $86,411.
  An increase in general and administrative expenses in National Base due to increase in activities of $1,047,370.
  An increase in amortization of mineral exploration rights of 1,323,133.
  An increase in property exploration and maintenance expenses of $419,836.

Cash Flows from Operating Activities

Our cash flows from operating activities during 2008 were $49,252. Our cash flows from operating activities for 2008 include net loss of $10,217,305, $1,323,133 in amortization, write-off of mineral exploration rights of $7,317,739, an increase in amount due from a minority stockholder of $188,984, a decrease in prepaid expenses of $77,772, and increase in other payables and accrued expenses of $20,298, an increase in amount due to related companies of $869,385, and an increase in amount due to a minority stockholder of $624,790.

Our cash flows from operating activities during 2007 were ($393,080), primarily due to the net loss of $21,090, a decrease in amount due from a minority stockholder of $299,960 and an increase in other payables and accrued expenses of $73,100.

Cash Flows From Investing Activities

Our cash flows from investing activities during 2008 were $16,482 primarily due to $24,346 cash inflow on the Acquisition of National Base. This amount was offset by the purchase of equipment of $7,864.

Our cash flows from investing activities during 2007 were ($3,290,166) primarily due to 3,714,286 cash advance to BGHK before the Acquisition on February 27, 2007. This was offset by a cash inflow from BGI and BGHK of $424,120.

Cash Flows From Financing Activities

Our cash flows from financing activities during 2008 were ($77,227) compared to $3,707,392 for 2007.

During 2008, we received $15,873 in advances from related parties, $34,000 in proceeds from short-term loans. This was offset by $127,100 in repayment of short-term loans.

During 2007, we received advances from the ultimate holding company of $3,540,000 and advances from a former stockholder of $74,286. As well, proceeds from short-term loans amounted to $93,100.

Critical Accounting Policies And Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

In the opinion of the management of the Company, the consolidated financial statements for the periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such periods and the financial position as of the end of said periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material. The Company’s continuation as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to repay its current obligations, fund working capital and overhead requirements, fund the development of the Company’s mineral exploration rights and the Company’s ability to achieve profitable operations. Management plans to obtain financing through future common share private placements. The Company’s continued existence is dependent upon its ability to achieve its operating plan. There can be no assurance provide the Company will be able to raise sufficient debt or equity capital from sources described above, on satisfactory terms. If management is unsuccessful in obtaining financing or in achieving long-term profitable operations, the Company will be required to cease operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

In preparing of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring management estimates relate to allowance for doubtful accounts, useful lives of property, plant and equipment and mineral exploration rights, asset retirement obligation estimates, accrued liabilities, and the determination of the valuation allowance for future income taxes. While management believes the estimates are reasonable, actual results could differ from those estimates and could impact future results of operations and cash flows.

Foreign Currency Translation

The functional currency of the Company is the United States dollar (“US dollar”). Amounts recorded in foreign currency are translated into US dollars as follows:

i.	Monetary assets and liabilities, at the rate of exchange in effect as at the balance sheet date;

ii.	Non-monetary assets and liabilities, at the exchange rates prevailing at the time of the acquisition of the assets or assumption of the liabilities; and

iii.	Interest income and expenses (excluding amortization, which is translated at the same rate as the related asset), at the rate of exchange on the transaction date.

Gains and losses arising from this translation of foreign currency are included in the consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of March 31, 2008 most of the cash and cash equivalents were denominated in US dollars and were placed with banks in Mongolia, Hong Kong and Canada.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and amounts due from related parties. As of March 31, 2008, substantially all of the Company and related companies’ cash and cash equivalents and related companies were held by major financial institutions located in Mongolia, Hong Kong, and Canada which management believes are of high credit quality.

Property and Equipment

Property, plant and equipment are stated at cost less accumulated amortization. Cost includes expenditures that are directly attributable to the acquisition of the asset and other costs directly attributable to bringing the asset to working condition for its intended use. The cost of self-constructed assets includes the cost of materials and direct labour. Amortization is provided on straight-line basis over their estimated useful lives. The principal amortization rates are as follows:

Annual rate

Furniture	10%
Computer software	10%
Computers	33.33%

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated amortization are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Mineral Exploration Rights

Mineral exploration rights are stated at cost less accumulated amortization and are amortized on the straight-line basis over the tenure of the lease. Exploration and related costs and costs to maintain mineral rights and leases are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets are tested for impairment in accordance with SFAS No. 144. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting period, the Company has not identified any indicators that would require testing for impairment.

Asset Retirement Obligations (“ARO”)

The Company recognizes an estimate of the liability associated with an ARO in the consolidated financial statements at the time the liability is incurred. The estimated fair value of the ARO is recorded as a long-term liability, with a corresponding increase in the carrying amount of the related asset. The capitalized amount will be depleted on a straight-line basis over the estimated life of the asset. The liability amount is increased each reporting period due to the passage of time and the amount of accretion is charged to earnings in the year. The ARO can also increase or decrease due to changes in the estimates of timing of cash flows or changes in the original estimated undiscounted cost. Actual costs incurred upon settlement of the ARO are charged against the ARO to the extent of the liability recorded.

Basic and Diluted Loss per Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing the net loss by the sum of the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon exercise of stock options and warrants calculated using the treasury stock method. Common equivalent shares are not included in the calculation of the weighted average number of shares outstanding for diluted loss per common shares when the effect would be anti-dilutive.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Financial Instruments and Comprehensive Income

All financial instruments are classified as one of the following: held-to-maturity, loans and receivables, held-for-trading, available-for-sale or other financial liabilities. Financial assets and liabilities held-for-trading are measured at fair value with gains and losses recognized in net income (loss). Financial assets held-to-maturity, loans and receivables, and other financial liabilities are measured at amortized cost using the effective interest method. Available-for-sale instruments are measured at fair value with unrealized gains and losses recognized in other comprehensive income (loss) and reported in shareholders’ equity. Any financial instrument may be designated as held-for-trading upon initial recognition.

Transaction costs that are directly attributable to the acquisition or issue of financial instruments that are classified as other than held-for-trading, which are expensed as incurred, are included in the initial carrying value of such instruments and amortized using the effective interest method.

Comprehensive income or loss is defined as the change in equity from transactions and other events from sources other than the Company’s stockholders. Other comprehensive income or loss refers to items recognized in comprehensive income or loss that are excluded from operations calculated in accordance with US GAAP. The Company has no items of other comprehensive income in any period presented. Therefore, net loss as presented in the Company’s consolidated statements of operations equals comprehensive loss.

Recently Adopted Accounting Pronouncements

In December 2006, the FASB issued Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangement” (“SP EITF 00-19-2”). SP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2006. The Company adopted SP EITF 00-19-2 effective April 1, 2007 and considers the adoption had no material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

Effective July 1, 2009, the FASB’s Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the U.S. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. The Codification is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and did not impact the Company’s consolidated financial statements.

In December 2006, the FASB issued Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangement” (“SP EITF 00-19-2”). SP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2006. The Company adopted SP EITF 00-19-2 effective April 1, 2007 and considers the adoption had no material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the Company’s fiscal year on or after November 15, 2007. The Company adopted SFAS 159 effective April 1, 2008 and considers the adoption of SFAS 159 had no material impact on its consolidated financial statements.

In December 2007, the FASB issued Accounting Standards Codification 805, “Business Combinations” (“ASC 805”) (formerly SFAS No. 141(R)), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The amendments of ASC 805 are effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Prior to the adoption of ASC 805, in process research and development costs were immediately expensed and acquisition costs were capitalized. Under ASC 805 all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB updated ASC 805 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. The Company adopted ASC 805 effective April 1, 2009 and considers the adoption had no material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Accounting Standards Codification 810-10, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“ASC 810-10”) (formerly SFAS No. 160). ASC 810-10 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the Company’s fiscal year beginning on or after December 15, 2008. The Company adopted ASC 810-10 effective April 1, 2009 and considers the adoption had no material impact on its consolidated financial statements.

In March 2008, the FASB issued Accounting Standards Codification 815, “Disclosures about Derivative Instruments and Hedging Activities” (“ASC 815”). ASC 815 changes the disclosure requirements for derivative instruments and hedging activities. The guidance will become effective for the Company’s fiscal year beginning on or after November 15, 2008. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted ASC 815 effective April 1, 2009 and considers the adoption had no material impact on its consolidated financial statements.

In April 2008, the FASB issued SFAS No. 142-3 (“SFAS 142-3”) to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) Business Combinations, and other US GAAP. SFAS 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non-governmental entities. SFAS 162 is not expected to have a material impact on the Company’s consolidated financial statements, beyond its current disclosure.

In June 2008, the FASB issued FASB SP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“SP-EITF 03-6-1”). SP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share”. SP EITF 03-6-1 is effective for financial statements issued for the Company’s fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted SP EITF 03-6-1 effective April 1, 2009 and considers SP EITF 03-6-1 had no material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP No. 115-2 and FSP No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (FSP 115-2 and FSP 124-2), establish a new model for measuring other-than-temporary impairments for debt securities, including criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, expand the fair value disclosures required for all financial instruments within the scope of SFAS, No. 107, “Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1) to interim periods.

All of these FSP’s are effective for interim and annual periods ending after June 15, 2009, our quarter ended June 30, 2009. The adoption of these FSP’s will not have a material impact on our consolidated results of operations and financial condition. However, adoption of FSP 107-1 and APB 28-1 during the quarter ended June 30, 2009 resulted in increased disclosures in our consolidated financial statements.

In April 2009, the FASB issued Accounting Standards Codification 825-10, “Financial Instruments” (formerly SFAS 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) (“ASC 825-10”). This statement amends SFAS 107, “Disclosures about Fair Values of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The statement also amends APB 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. This statement is effective for interim periods ending after June 15, 2009. The Company adopted The Company adopted ASC 825-10 effective April 1, 2010 and considers the adoption had no material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Accounting Standards Codification 855-10, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”) (“ASC 855-10”). This statement is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events”. Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements. Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company. Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009. The Company adopted ASC 855-10 effective April 1, 2010 and considers the adoption had no material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU No. 2009-01, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”) This update provides amendment to ASC 105-10 (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASU 2009-01 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change US GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASU 2009-01 effective April 1, 2010 and considers the adoption had no material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure”, for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for reporting periods beginning after August 28, 2009. The Company adopted ASU 2009-05 effective April 1, 2010 and considers the adoption had no material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2009-12”). ASU permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of this ASU on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date. The ASU also requires disclosures by major category of investment about the attributes of investments within the scope of the Update. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company adopted ASU 2009-12 effective periods ending on December 31, 2009 and considers the adoption had no material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 (“ASU 2010-06”) applicable to ASC Topic 820-10, Fair Value Measurements and Disclosures. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).

Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard by the Company effective April 1, 2011 will not impact the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855 to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The amendments in ASU 2010-09 remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The new guidance did not have an impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (ASC Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 provides amendments to ASC Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU effective April 1, 2011 to have a material impact on the Company’s consolidated financial statements.

Off–Balance Sheet Arrangements

We have no off–balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of March 31, 2008 and 2007 for the year ended March 31, 2008 and the 124-day period ended March 31, 2007, and the related notes to the consolidated financial statements, are filed as part of this annual report beginning on page F–1 below, and are incorporated by reference in this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act, are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer, Rudi Azali, and our Chief Financial Officer, Michael Kinley, are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of March 31, 2008.

Internal Control over Financial Reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Management Report on Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a–15(f) Securities Exchange Act of 1934, as amended. Management (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control was effective as of March 31, 2008.

This annual report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only the management’s report in this annual report.

Inherent Limitation of the Effectiveness of Internal Control

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Changes in Internal Control Over Financial Reporting

During the year ended March 31, 2008, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our current directors and executive officers, as well as persons who were directors and executive officers as of March 31, 2008:

Directors and Officers

Name and Municipality				Date Ceased as
of Residence	Age	Office	Director Since	Director/Officer

Rudijanto Azali(1)	41	President, Chief Executive Officer and Director	July 8, 2011	Not applicable

Supriadi(2) Surabaya, East Java Indonesia	46	Director	June 6, 2011	Not applicable

Michael Kinley(4) Vancouver, BC, Canada	61	Chief Financial Officer	December 2, 2003	Note 4

Richard Tay(3) Beijing, China	56	President, Chief Executive Officer and Director as at March 31, 2008	February 4, 2007	July 15, 2011

Notes

(1)	Mr. Azali was appointed as our President and a Director on July 8, 2011.
(2)	Mr. Supriadi was appointed as a Director on June 6, 2011.
(3)	Mr. Tay replaced Mr. Kinley as our President on February 4, 2007. Mr. Tay resigned from all positions with our Company on July 15, 2011.
(4)

Mr. Kinley was first appointed as our President and a director on December 2, 2003, and from June 30, 2004 until February 4, 2007, served as the sole director and officer. Mr. Kinley continued to serve as our Chief Financial Officer and a director from February 4, 2007 until his resignation from all positions with our Company on January 30, 2009. He was re-appointed as Chief Financial Officer on July 15, 2011.

The following is a description of the business background of the persons named in the immediately preceding table:

Rudijanto Azali – Mr. Azali was appointed as our President and Chief Executive Officer and a Director on July 8, 2011. He graduated from Oregon State University with a BSc in computer science in 1996 and has since worked the NEC Submarine Division (“NEC”) as a bid manager, Manager – Indonesia, and most recently as an independent consultant to NEC as President of PT Dwi Bumi Eka Mandiri Jakarta Indonesia, a company controlled by Mr. Azali. [Mr. Azali has not previously served as a director of a reporting company.]

Supriadi – Mr. Supriadi was appointed a Director on June 6, 2011. He graduated from the University of Widya Mandala, Surabaya, Indonesia in 1988. He has held positions in the chemical industry in Indonesia (manufacturing of unsaturated polyester resin and polymer emulsion), as well as home construction. [Mr. Supriadi has not previously served as a director of a reporting company.]

Thai Seng (Richard) Tay – Mr. Tay was our President and Chief Executive Officer, and also a member of our Board of Directors, during the year ended March 31, 2008. He has engineering and transportation diplomas from institutions in Malaysia, Singapore and the United Kingdom, as well as a Bachelor of Business (Finance) from RMIT University in Australia and a MBA from the University of Dubuque, Iowa, USA. Mr. Tay has taken post-graduate courses in business strategy at INSEAD and is multilingual.

After an almost thirty-year career throughout Asia in various capacities with DaimlerChryslter and its predecessor Daimler-Benz AG, culminating in his roles as Vice President, Project Leader for Chrysler Passenger Car Sales and Distribution Network for the People’s Republic of China, Mr. Tay is now an independent businessman and entrepreneur based in Beijing.

Mr. Tay had not previously served as a director of a reporting company.

Michael W. Kinley – Mr. Kinley was first appointed as our President and a director on December 2, 2003, and from June 30, 2004 until February 4, 2007, served as the sole director and officer. Mr. Kinley continued to serve as our Chief Financial Officer and a director from February 4, 2007 until his resignation from all positions with our Company on January 30, 2009. He was re-appointed as Chief Financial Officer on July 15, 2011. He received his Chartered Accountant designation in 1973, was admitted to the Chartered Accountants of Nova Scotia in 1980 and the Chartered Accountants of British Columbia in 2003 and was a partner with a large national accounting firm.

Mr. Kinley is currently the President of Winslow Associates Management & Communications Inc., a private business and financial management consulting firm, a position he has held since March 1993. Mr. Kinley has extensive public company experience, including his roles with the following reporting companies: President, CEO, CFO and Director of GFK Resources Inc. (formerly Noise Media Inc.) since February 1997; Director of Indico Resources Ltd. since January 2005 (resigned as CFO in October 2010); CFO of Wealth Minerals Ltd. from July 2005 to October 2010; CFO of Cardero Resources Corp. since August 2005; CFO of International Tower Hill Mines Ltd. from September 2006 to August 2011; CFO of Trevali Resources Corp. from May 2008 to May 31, 2011; CFO of Dorato Resources Inc. from June 2009 to July 2011and CFO of Corvus Gold Inc. from August 2010 to May 31, 2011.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no significant employees other than our executive officers.

Family Relationships

There are currently no family relationships between any of the members of our board of directors or our executive officers.

Board Independence

The board of directors determined that none of the directors is independent as that term is generally understood.

Committees of the Board of Directors

Audit Committee

Our Company currently does not have an audit committee. Our board of directors is currently comprised of only two members and believes that the functions of the audit committee can be adequately performed by the board of directors. We hope to recruit a sufficient number of independent directors on our board and establish various board committees in the 2012 fiscal year. There can be no certainty we will be successful in recruiting additional directors so that conventional corporate governance standards can be met.

Involvement in Certain Legal Proceedings

Except as disclosed in this annual report, during the past ten years none of the following events have occurred with respect to any of our directors or executive officers:

1.

A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	ii.	Engaging in any type of business practice; or

	iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5.

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

	iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are currently no legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During the fiscal year ended March 31, 2008, except as disclosed below, these filings were made on a timely basis:

Reporting Person	No. of Late Reports During the Fiscal Year Ended March 31, 2008	No. of Late Reports During the Period Ended March 31, 2007
Richard Tay	Nil	Nil
Michael Kinley	Nil	Nil

Code of Ethics

Effective July 22,2011, we adopted a Code of Ethics that applies to all of our directors and officers. This code summarizes the legal, ethical and regulatory standards that we must follow and is a reminder to our directors and officers of the seriousness of that commitment. Compliance with this code and high standards of business conduct is mandatory for each of our directors and officers. As adopted, our Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1)	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2)	compliance with applicable governmental laws, rules and regulations;

3)	the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and

4)	accountability for adherence to the Code of Ethics.

We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: WorldStar Energy, Corp., Room 803, 8/F, Jubilee Centre, No. 42 Gloucester Road, Wanchai, Hong Kong, China.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal periods to:

(a)	the person(s) serving as our Company’s principal executive officer during the year ended March 31, 2008;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position During Year Ended March 31, 2008	Year or Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non– Equity Incentive Plan Compen– sation ($)	Non– qualified Deferred Compen– sation Earnings ($)	All Other Compen– sation Compen– sation ($)	Total ($)
Richard Tay(2) President and CEO	2008	-	-	-	-	-	-	-	-
Michael Kinley(3) CFO and Former President and CEO	2008 2007	– –	– –	– –	– –	– –	– –	60,000(4) –	60,000(5) –

Notes:

(1)	We have not granted options to acquire shares of our common stock or made any stock awards to any of our directors or officers.

(2)	Mr. Tay was appointed President and CEO effective February 4, 2007. He resigned from all positions with our Company on July 15, 2011.

(3)

Mr. Kinley was the sole director and officer of the Company from June 30, 2004 to February 4, 2007. Mr. Kinley was replaced by Mr. Tay as President and CEO effective February 4, 2007. He resigned from all positions with our Company on January 30, 2009, but was re-appointed as Chief Financial Officer on July 15, 2011.

(4)	Represents the dollar amount of the professional services accrued and unpaid owing to Winslow Associates Management & Communications Inc., a company of which Michael Kinley is President.

Outstanding Equity Awards

As of March 31, 2008, we did not have any outstanding equity awards.

Equity Compensation Plans

As of March 31, 2008, we did not have any compensation plans, including individual compensation plans, under which our equity securities are authorized for issuance.

Compensation of Directors

Except as outlined under Summary of Compensation Table above, there was no other compensation paid to directors of the Company for the year ended March 31, 2008.

Employment Contracts and Termination of Employment and Change–In–Control Arrangements

We currently have no employment or consulting agreements with our directors and officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of September 6, 2011 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock;

  each named executive officer, each director and all of our directors and executive officers as a group; and

  each person who, as of March 31, 2008, was a named executive officer or a director, and all persons who were directors or executive officers as of March 31, 2008, as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 57,761,834 shares of common stock outstanding as of September 6, 2011.

	As of September 6, 2011
Name and Address of Beneficial Owner(1)	Shares		Percent
Named Executive Officers and Directors(2)
Rudijanto Azali(3) President, CEO and Director	Nil		Nil
Supriadi(4) Director	Nil		Nil
Michael Kinley CFO	500,000		0.0086%
Directors and Executive Officers as a Group (Three Persons)	500,000		0.0086%
Richard Tay(5) Former President, CEO and Director	30,000,000	(4)	51.93%
Michael Kinley(6) Former CFO and Director	500,000		0.0086%
Directors and Executive Officers as at March 31, 2008, as a Group (Two Persons)	30,500,000		52.8%
Major Shareholders (Greater than 5%)
Jewel Star	30,000,000	(7)	51.93%

Notes

(1)

Under Rule 13d–3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on September 6, 2011.

(2)	The address of the executive officers and directors is c/o WorldStar Energy, Corp., Rm 803, 8/F, Jubilee Centre, No. 42 Gloucester Road, Wanchai, Hong Kong, China.
(3)	Mr. Azali was appointed as President, Chief Executive Officer and a Director on July 8, 2011. Accordingly, he is not, by definition, a Named Executive Officer as of the year ended March 31, 2011.
(4)	Mr. Supriadi was appointed as a Director on June 6, 2011.
(5)	Mr. Tay was appointed Chief Executive Officer and director on February 4, 2007. He resigned from all positions with our Company on July 15, 2011.
(6)	Mr. Kinley resigned from all positions with our Company on January 30, 2009, but was re-appointed as Chief Financial Officer on July 15, 2011.
(7)	These shares are held by Jewel Star of which Mr. Tay is the sole director and shareholder. Accordingly, Mr. Tay may be deemed to be the beneficial owner of these shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  any of our directors or officers;
  any person proposed as a nominee for election as a director;
  any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
  any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

Michael Kinley

On December 21, 2006, we arranged to settle $179,705 of indebtedness to a company controlled by Michael Kinley, at that time our sole director and officer and our current CFO and a director, for the issuance of 500,000 shares in our capital stock. These shares, which are restricted stock, were issued to Mr. Kinley in connection with the closing of the Acquisition.

Jewel Star

Upon closing of the Acquisition, we issued to Jewel Star 30 million shares of our common stock pursuant to the Share Purchase Agreement. These shares were issued by us in consideration for the transfer to us of all the issued and outstanding shares of National Base, through which we acquired the Bulgan Licenses. Jewel Star is a company controlled by Richard Tay, our President, CEO and director. Richard Tay was appointed as our President, CEO and director in anticipation of signing of the Share Purchase Agreement and completion of the Acquisition. Richard Tay and Jewel Star were at arms' length to us when the terms of the Acquisition were negotiated.

Where You Can Find More Information

Statements contained in this annual report as to the contents of any contract, agreement or other document referred to include those terms of such documents that we believe are material. Whenever a reference is made in this annual report to any contract or other document of ours, you should refer to the exhibits that are a part of the annual report for a copy of the contract or document.

You may read and copy all or any portion of the annual report or any other information that WorldStar Energy, Corp. files at the SEC’s public reference room at One Station Place, 100 F Street, NE, Washington, DC 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1–800–SEC–0330 for further information on the operation of the public reference room. Our SEC filings, including the annual report, are also available to you on the SEC’s website at www.sec.gov.

Glossary of Technical Terms

SEC Industry Guide 7 Definitions

reserve

The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in–situ tons and grade to include diluting materials and allowances for losses that might occur when the material is mined.

proven reserve

The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape depth and mineral content of reserves are well–established.

mineralized material	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

exploration stage	An “exploration stage” prospect is one which is not in either the development or production stage.

production stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We engaged Smythe Ratcliffe LLP as our principal independent accountant effective February 23, 2007. In connection with this appointment, Telford Sadovnick PLLC ("TS") resigned as our principal independent registered public accounting firm, effective February 21, 2007. We made this change because TS's Chinese affiliate firm was not registered with the Public Company Accounting Oversight Board, and accordingly TS was not able to provide the audit services for National Base and its subsidiary companies required by the SEC to be included in this Current Report and future filings.

We appointed Smythe Ratcliffe LLP to serve as our independent auditors for the year ended March 31, 2008 and the 124-day period ended March 31, 2007. We have not retained the services of any other independent auditors. Smythe Ratcliffe LLP performed the services listed below and the fees listed below were paid or accrued for the fiscal year ended March 31, 2008 and the 124-day period ended March 31, 2007:

Audit Fees

2008	2007
$32,516	$20,000

Audit Related Fees

2008	2007
None	None

Audit Fees, of which 100% thereof were approved by the Company’s board of directors, consist of fees billed for professional services rendered for the audits of our financial statements, reviews of interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Smythe Ratcliffe LLP in connection with statutory and regulatory filings or engagements.

Tax Fees

2008	2007
None	None

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2008	2007
None	None

Audit Committee Pre–Approval of Audit and Permissible Non–Audit Services of Independent Auditors

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before an independent registered public accounting firm is engaged by us to render any auditing or permitted non–audit related service, the engagement be:

  approved by our audit committee; or

  entered into pursuant to pre–approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our Company currently does not have an audit committee. Our board of directors is currently comprised of only two members and believes that the functions of the audit committee can be adequately performed by the board of directors. Our board of directors has assumed responsibility for the pre–approval of audit and permitted non–audit services to be performed by our Company’s independent auditor. The board of directors will, on an annual basis, consider and, if appropriate, approve the provision of audit and non–audit services by Smythe Ratcliffe LLP . Thereafter, the board of directors will, as necessary, consider and, if appropriate, approve the provision of additional audit and non–audit services by Smythe Ratcliffe LLP which are not encompassed by the board of directors’ annual pre–approval and are not prohibited by law. The board of directors has delegated to the chair of the board of directors the authority to pre–approve, on a case–by–case basis, non–audit services to be performed by Smythe Ratcliffe LLP .

PART IV

ITEM 15.	EXHIBITS

Exhibit
Number	Description
Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
2.1	Post Transaction Schematic of corporate structure(1)
Articles of Incorporation and By–laws
3.1	Certificate of Incorporation of WorldStar Energy, Corp.(2)
3.2	Bylaws of WorldStar Energy, Corp.(2)
Material Contracts
10.1	Share Purchase Agreement among WorldStar, Jewel Star Group Limited and National Base Investment Limited, dated February 12, 2007(1)
10.2	Form of Subscription Agreement for private placement pursuant to Regulation S(1)
10.3	Finder’s Fee Agreement for private placement pursuant to Regulation S(1)
10.4	Debt Settlement Agreement with Winslow Associates Management & Communications Inc.(1)
Consents of Experts and Counsel
23.1	Consent of Smythe Ratcliffe LLP (3)
Certifications
31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(3)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(3)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes– Oxley Act of 2002(3)

Notes
(1)	Incorporated by reference from our Current Report on Form 8K filed with the SEC on August 24, 2007.

(2)	Incorporated by reference from our Registration Statement on Form SB–2 filed with the SEC on September 3, 1999.

(3)	See audit report.

FINANCIAL STATEMENTS FILED AS PART OF THIS ANNUAL REPORT ON
FORM 10–K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WorldStar Energy, Corp.

We have audited the accompanying consolidated balance sheets of WorldStar Energy, Corp. as of March 31, 2008 and 2007, the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the year ended March 31, 2008 and the 124-day period ended March 31, 2007, the consolidated statement of changes in stockholders’ equity for the year ended March 31, 2008, and the cumulative period from inception (November 28, 2006) through March 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of WorldStar Energy, Corp. as of March 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended March 31, 2008 and the 124-day period ended March 31, 2007 and the cumulative period from inception (November 28, 2006) through March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company reported net loss of $10,217,305 during the year ended March 31, 2008 and a net loss of $21,090 during the period ended March 31, 2007. In addition, as of March 31, 2008 and 2007, the Company reported a deficit in net working capital of $5,155,462 and $7,324,589, respectively, and reported net cash provided by (used in) operating activities of $49,252 and $(393,080) for the year ended March 31, 2008 and period ended March 31, 2007, respectively. As discussed in Note 1 to the consolidated financial statements, the Company’s significant historical operating losses, lack of liquidity, and inability to make the principal and interest payment to its debtors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in note 1. The consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As described in note 19, in August 2011, the Company sold its 100% interest in National Base Investment Limited and has currently acquired an exclusive sublicense for new technology in construction material.

Chartered Accountants

Vancouver, Canada
September 6, 2011

WORLDSTAR ENERGY, CORP.
CONSOLIDATED BALANCE SHEETS

	At March 31,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$9,908	$24,146
Amount due from a director (note 15)	77,257	266,035
Prepaid expenses	81,396	3,500

Total Current Assets	168,561	293,681

Property and equipment (note 8)	30,414	27,286
Mineral exploration rights (note 9)	–	7,276,214

Total Assets	$198,975	$7,597,181

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued liabilities	$219,529	$45,124
Loans from directors (notes 10 and 15)	3,433,571	3,428,571
Amount due to ultimate holding company (pre-acquisition) (note 7 and 15)	–	3,940,000
Amount due to related companies (notes 7 and 15)	1,012,738	–
Amount due to a director (notes 7 and 15)	624,133	–
Amount due to a former stockholder (notes 7 and 15)	–	74,286
Short-term loans (notes 11)	34,052	130,289

Total Liabilities	5,324,023	7,618,270

Minority interest (note 14)	–	–

Stockholders’ Equity (Deficiency):
Capital stock (57,761,834 common shares issued; 2007 - 1 common share issued (note 12))	57,762	1
Additional paid-in capital (note 12)	7,119,843	–
Share issue costs (note 12)	(556,875)	–
Accumulated other comprehensive income	244	–
Deficit accumulated during the development stage	(11,746,022)	(21,090)

Total Stockholders’ Equity (Deficiency)	(5,125,048)	(21,089)

Total Liabilities and Stockholders’ Equity (Deficiency)	$198,975	$7,597,181

Nature of Operations and Going Concern (note 1)
Commitment and Contingencies (note 13)
Subsequent events (note 19)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

				Cumulative
				Period from
				Inception
		124-Day		(November 28,
	Year Ended	Period Ended		2006) to
	March 31,	March 31,		March 31,
	2008	2007		2008

Operating expenses
Amortization of mineral exploration rights and property and equipment	$1,323,133	$263		$1,323,396
Property exploration and maintenance	419,836	–		419,836
General and administrative expenses	1,153,801	20,020		1,173,821

	(2,896,770)	(20,283)		(2,917,053)

Other income (expenses):
Write-off of mineral exploration rights (note 9)	(7,317,739)	–		(7,317,739)
Interest	(8,199)	(812)		(9,011)
Other income	5,403	–		5,403

	(7,320,535)	(812)		(7,321,347)

Income (loss) before minority interest	(10,217,305)	(21,095)		(10,238,400)

Minority interest in net loss of subsidiaries	–	5		5

Net loss and comprehensive loss	$(10,217,305)	$(21,090)		$(10,238,395)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	47,754,240	30,000,000

Basic and diluted loss per share of common stock	$(0.21)	$(0.00)	$

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(DEFICIENCY)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the	Total
			Paid-in	Share	Comprehensive	Development	Stockholders’
	Capital Stock		Capital	Issue Costs	Income	Stage	Equity

	Shares	Amount

Inception at November 28, 2006 (legal subsidiary National Base Investment Limited (“NB”))	1	$1	$–	$–	$–	$–	$1

Loss for the period	–	–	–	–	–	(21,090)	$(21,090)
Balance at March 31, 2007	1	1	–	–	–	(21,090)	(21,089)

Capital stock of NB eliminated on reverse acquisition	(1)	(1)	–	–	–	1	–
Balance of legal parent WorldStar Energy, Corp. (“legal parent’) stockholders’ equity before reverse acquisition	630,134	630	821,433	–	5,209	(1,834,900)	(1,007,628)
Reversal of legal parent’s stockholders’ equity at reverse acquisition	–	(630)	(821,433)	–	(5,209)	827,272	–
Shares issued on acquisition of NB	30,000,000	–	–	–	–	–	–
Facilitation fee for reverse acquisition	2,000,000	2,000	498,000	–	–	(500,000)	–
Private placement	22,000,000	22,000	5,478,000	(6,875)	–	–	5,493,125
Shares issued for finders’ fee	2,200,000	2,200	547,800	(550,000)	–	–	–
Shares issued to settle debt	931,700	932	626,673	–	–	–	627,605
Adjustment due to difference in par value of shares of NB and legal parent	–	30,630	(30,630)	–	–	–	–
Foreign currency translation	–	–	–	–	244	–	244
Loss for the year	–	–	–	–	–	(10,217,305)	(10,217,305)

Balance at March 31, 2008	57,761,834	$57,762	$7,119,843	$(556,875)	$244	$(11,746,022)	$(5,125,048)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			Period from
			Inception
		124-Day	(November
	Year Ended	Period Ended	28, 2006) to
	March 31,	March 31,	March 31,
	2008	2007	2008
Cash Flows From Operating Activities:
Net loss	$(10,217,305)	$(21,090)	$(10,238,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,323,133	263	1,323,396
Interest	–	812	812
Minority interest in net loss of subsidiaries	–	(5)	(5)
Write-off of mineral exploration rights	7,317,739	–	7,317,739
Changes in operating assets and liabilities
Amount due from a director	188,984	(299,960)	(110,976)
Prepaid expenses	(77,772)	–	(77,772)
Accounts payable and accrued liabilities	20,298	(73,100)	(52,802)
Amounts due to related companies	869,385	–	869,385
Amount due to a director	624,790	–	624,790

Net Cash Flows Provided by (Used in) Operating Activities	49,252	(393,080)	(343,828)

Cash Flows From Investing Activities:
Purchase of equipment	(7,864)	–	(7,864)
Cash inflow on reverse take-over	24,346	–	24,346
Cash inflow from BGI and BGHK	–	424,120	424,120
Cash advance to BGHK before acquisition on February 27, 2007	–	(3,714,286)	(3,714,286)

Net Cash Flows Provided by (Used in) Investing Activities	16,482	(3,290,166)	(3,273,684)

Cash Flows From Financing Activities:
Amount advanced from ultimate holding company	–	3,540,000	3,540,000
Amount advanced from related parties	15,873	–	15,873
Amount advanced from a former stockholder	–	74,286	74,286
Proceeds from short-term loans	34,000	93,100	127,100
Repayment of short-term loans	(127,100)	–	(127,100)
Proceeds from directors in subscribing subsidiaries’ allotted shares	–	5	5
Proceeds from issuance of shares	–	1	1

Net Cash Flows Provided by (Used in) Financing Activities	(77,227)	3,707,392	3,630,165

Foreign Exchange Effect on Cash	(2,745)	–	(2,745)

Net Increase (Decrease) in Cash and Cash Equivalents	(14,238)	24,146	9,908

Cash and Cash Equivalents at Beginning of Period	24,146	–	-

Cash and Cash Equivalents at End of Period	$9,908	$24,146	$9,908

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
Notes to Consolidated Financial Statements
Year ended March 31, 2008 and 124-day period ended March 31, 2007

1.	NATURE OF OPERATIONS AND GOING CONCERN

WorldStar Energy, Corp. (the “Company”) was incorporated in the State of Nevada, United States of America, on November 8, 1996. Through a reverse acquisition transaction completed on August 14, 2007, the Company became the legal parent of National Base Investment Limited (“NB”), a company incorporated in the British Virgin Islands on November 28, 2006.

On January 20, 2007, NB acquired 98% equity interest in Bulgan Gold Investment Limited (“BGI”), a limited liability company incorporated in Hong Kong. On February 27, 2007, through the acquisition of 52% equity interest in Bulgan Gold (HK) Limited (“BGHK”) by BGI, the Company indirectly acquired a 50.96% effective equity interest in Bulgan Gold LLC (“BGL”). BGHK is a limited liability company incorporated in Hong Kong and BGL is a company established in Mongolia.

As a result of the reverse acquisition transaction described in Note 5, the Company changed its year end to March 31 to conform with the year-end of the accounting acquirer. The Company was an exploration stage company during the period.

The Company is a holding company that only operates through its subsidiaries. Through its indirectly owned subsidiary, BGL, the Company was principally engaged in the exploration of mineral deposits in Mongolia during the period. At all material times, BGL owned Mineral Exploration License Certificates issued by the Minerals and Petroleum Authority of Mongolia. The Mineral Exploration License Certificates entitled the holder to conduct mineral exploration on selected territory within Mongolia, and provided a specific tenure for BGL to conduct exploration for gold, copper, iron, coal and other rare minerals. As at March 31, 2008, the Company had not undertaken any exploration activities on the properties covered by the Mongolian licenses, as the Company had not yet completed its analysis of the existing database nor prioritized its exploration targets (Note 19 (a)). Subsequent to the year end, the Company sold its 100% interest in NB and acquired an exclusive sublicense from a private Canadian company for the manufacture of engineered construction products from palm oil tree waste material (notes 19 (b) and (c)). Our strategic plan remains contingent on, among other things, financing, the successful completion of all documents required under a letter of intent we have signed with the owners of Palm Oil Plantations in Indonesia, the construction of processing and manufacturing facilities, and our ability to establish relationships with suppliers and distributors in South East Asia, none of which can be assured.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) on a going-concern basis, which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses since inception (2008 - $10,217,305; Inception to March 31, 2007 - $21,090), is currently unable to self-finance its operations, has a working capital deficiency of $5,155,462 (2007 -$7,324,589), a deficit accumulated during the development stage of $11,746,022 (2007 - $21,090), limited resources, no source of operating cash flow, no assurance that sufficient funding will be available to conduct further operations, liabilities totaling $5,324,023 currently due or considered delinquent, no assurance that the Company will not face additional legal actions from creditors regarding delinquent accounts payables and accrued liabilities, loans from directors, amounts due to ultimate holding company, related companies, a director, former stockholder, related parties and short-term loans, and there is no assurance that the Company’s business plans will become commercially viable or profitable. Any one or a combination of these above conditions could result in failure of the business and require the Company to cease operations.

WORLDSTAR ENERGY, CORP.
Notes to Consolidated Financial Statements
Year ended March 31, 2008 and 124-day period ended March 31, 2007

1.	NATURE OF OPERATIONS AND GOING CONCERN (cont’d)

The Company's ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to repay its current obligations, fund working capital and overhead requirements, fund the development of the Company’s mineral exploration rights or its subsequent businesses and the Company’s ability to achieve profitable operations. Management plans to obtain financing through future common share private placements. The Company’s continued existence is dependent upon its ability to achieve its operating plan. There can be no assurance provided the Company will be able to raise sufficient debt or equity capital from the sources described above, on satisfactory terms. If management is unsuccessful in obtaining financing or in achieving long-term profitable operations, the Company will be required to cease operations.

All of the Company's debt is either due on demand or is overdue and is now due on demand. The Company will seek to obtain creditors' consents to delay repayment of the outstanding promissory notes payable and related interest thereto, until it is able to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. If the Company is unsuccessful in obtaining financing to cover any potential verdicts or settlements, the Company will be required to cease operations.

If the going concern assumption were not appropriate for these consolidated financial statements then adjustments may be necessary to the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used. Such adjustments could be material.

2.	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the management of the Company, the consolidated financial statements for the periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such periods and the financial position as of the end of said periods.

3.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

WORLDSTAR ENERGY, CORP.
Notes to Consolidated Financial Statements
Year ended March 31, 2008 and 124-day period ended March 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Accordingly, actual results could differ from those estimates and could impact future results of operations and cash flows.

Significant areas requiring management estimates relate to allowance for doubtful accounts, rates of amortization of property and equipment and mineral exploration rights, useful life of mineral exploration rights, recoverability of mineral property rights, asset retirement obligations (“ARO”) estimates, accrued liabilities, and the determination of the valuation allowance for future income taxes.

Foreign Currency Translation

The functional currency of the parent company and all its subsidiaries is the United States dollar (“US dollar”). The reporting currency of the Company is US dollar.

Amounts recorded in foreign currency for the parent company and all its subsidiaries other than BGL are translated into US dollars as follows:

i.	Monetary assets and liabilities, at the rate of exchange in effect as at the balance sheet date;

ii.	Non-monetary assets and liabilities, at the exchange rates prevailing at the time of the acquisition of the assets or assumption of the liabilities; and

iii.	Revenues and expenses (excluding amortization, which is translated at the same rate as the related asset), at the rate of exchange on the transaction date.

Gains and losses arising from the translation of foreign currency are included in the consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of March 31, 2008 substantially all of the Company’s cash and cash equivalents were denominated in US dollars and were placed with banks in Hong Kong and Canada.

WORLDSTAR ENERGY, CORP.
Notes to Consolidated Financial Statements
Year ended March 31, 2008 and 124-day period ended March 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Property and Equipment

Property and equipment are stated at cost less accumulated amortization. Cost includes expenditures that are directly attributable to the acquisition of the asset and other costs directly attributable to bringing the asset to working condition for its intended use. Amortization is provided on straight-line basis over their estimated useful lives. The principal amortization rates are as follows:

Annual rate

Furniture	10%
Computer software	10%
Computers	33.33%

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated amortization are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Mineral Exploration Rights

Mineral exploration rights are stated at cost less accumulated amortization and are amortized on the straight-line basis over the tenure of the lease. Exploration and related costs and costs to maintain mineral rights and leases are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets, including mineral exploration rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and is charged to earnings. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

Asset Retirement Obligations (“ARO”)

The Company recognizes a legal liability for obligations related to the retirement of property and equipment and mineral exploration rights, and obligations arising from the acquisition, construction, development or normal operations of those assets. Such asset retirement costs must be recognized at fair value when a reasonable estimate of fair value can be estimated in the period in which the liability is incurred. A corresponding increase to the carrying amount of the related asset, where one is identifiable, is recorded and amortized over the life of the asset. Where a related future value is not easily identifiable with a liability, the change in fair value over the course of the year is expensed. The amount of the liability is subject to re-measurement at each reporting period. The estimates are based principally on legal and regulatory requirements.

WORLDSTAR ENERGY, CORP.
Notes to Consolidated Financial Statements
Year ended March 31, 2008 and 124-day period ended March 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Basic and Diluted Loss per Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing the net loss by the sum of the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon exercise of stock options and warrants calculated using the treasury stock method. Common equivalent shares are not included in the calculation of the weighted average number of shares outstanding for diluted loss per common shares when the effect would be anti-dilutive. The Company computes the weighted-average number of common shares outstanding in accordance with SFAS 141 -Business Combination, which states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Financial Instruments and Comprehensive Income

All financial instruments are classified as one of the following: held-to-maturity, loans and receivables, held-for-trading, available-for-sale or other financial liabilities. Financial assets and liabilities held-for-trading are measured at fair value with gains and losses recognized in net income (loss). Financial assets held-to-maturity, loans and receivables, and other financial liabilities are measured at amortized cost using the effective interest method. Available-for-sale instruments are measured at fair value with unrealized gains and losses recognized in other comprehensive income (loss) and reported in shareholders’ equity. Any financial instrument may be designated as held-for-trading upon initial recognition.

Transaction costs that are directly attributable to the acquisition or issue of financial instruments that are classified as other than held-for-trading, which are expensed as incurred, are included in the initial carrying value of such instruments.

Comprehensive income or loss is defined as the change in equity from transactions and other events from sources other than the Company’s stockholders. Other comprehensive income or loss refers to items recognized in comprehensive income or loss that is excluded from operations calculated in accordance with US GAAP.

WORLDSTAR ENERGY, CORP.
Notes to Consolidated Financial Statements
Year ended March 31, 2008 and 124-day period ended March 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the Company’s fiscal year on or after November 15, 2007. The Company adopted SFAS 159 effective April 1, 2008 and considers the adoption of SFAS 159 had no material impact on its consolidated financial statements.

In December 2007, the FASB issued Accounting Standards Codification 805, “Business Combinations” (“ASC 805”) (formerly SFAS No. 141(R)), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The amendments of ASC 805 are effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Prior to the adoption of ASC 805, in process research and development costs were immediately expensed and acquisition costs were capitalized. Under ASC 805 all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB updated ASC 805 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. The Company adopted ASC 805 effective April 1, 2009 and considers the adoption had no material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Accounting Standards Codification 810-10, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“ASC 810-10”) (formerly SFAS No. 160). ASC 810-10 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the Company’s fiscal year beginning on or after December 15, 2008. The Company adopted ASC 810-10 effective April 1, 2009 and considers the adoption had no material impact on its consolidated financial statements.

4.	FINANCIAL INSTRUMENTS AND RISKS

The Company has classified its financial instruments as follows:

  Cash and cash equivalents – as held-for-trading
  Amount due from a director – as loans and receivables
  Accounts payable and accrued liabilities, loans from directors, amount due to ultimate holding company (pre-acquisition), amount due to related companies, amount due to a director, amount due to a former stockholder and short-term loans – as other financial liabilities

WORLDSTAR ENERGY, CORP.
Notes to Consolidated Financial Statements
Year ended March 31, 2008 and 124-day period ended March 31, 2007

4.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

(a)	Fair value

The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities and short-term loans approximate their respective fair values because of the short-term maturities of those instruments. The fair values of amounts due to related companies, loans from directors, amount due to ultimate holding company (pre-acquisition), amount due to a former stockholder and amount due from and due to a director have not been disclosed as their fair values cannot be reliably measured since the parties are not at arm’s length.

(b)	Credit risk

Credit risk is the risk that a counterparty to a financial instrument will fail to discharge its contractual obligations.

The Company mitigates credit risk, in respect of cash and cash equivalents, by purchasing highly liquid, short-term investments with maturities of less than three months, held at a high-credit quality Hong Kong, Canadian and Mongolian financial institutions.

With respect to the amount due from a director, the credit risk has been assessed as low by management as the Company has strong working relationship with the party involved.

The Company’s concentration of credit risk and maximum exposure thereto is as follows:

	2008	2007

Cash	$9,877	$24,105
Short-term investments	31	41
Amount due from a director	77,257	266,035

	$87,165	$290,181

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company’s approach to managing liquidity risk is to provide reasonable assurance that it will have sufficient funds to meet liabilities when due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash and cash equivalents at March 31, 2008 totalled $9,908 (2007 - $24,146) which will not be sufficient to meet its obligations related to its accounts payable and accrued liabilities of $219,529 (2007 - $45,124) and a total of $5,104,494 (2007 - $7,573,146) for loans from directors, amounts due to ultimate holding company (pre- acquisition); related companies; a director; and a former stockholder, due to related companies and short-term loans.

All its non-derivative financial liabilities are made up of accounts payable and accrued liabilities which are due within the first fiscal quarter of 2009 and loans from directors, amounts due to ultimate holding company (pre-acquisition); due to related companies; due to a director; and due to a former stockholder, due to related parties and short-term loans are due on demand.

WORLDSTAR ENERGY, CORP.
otes to Consolidated Financial Statements
Year ended March 31, 2008 and 124-day period ended March 31, 2007

4.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

(d)	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices. Market risk comprises two types of risk: interest rate risk and foreign currency risk.

	(i)	Interest rate risk

Interest rate risk consists of two components:

(a)

To the extent that payments made or received on the Company’s monetary assets and liabilities are affected by changes in the prevailing market interest rates, the Company is exposed to interest rate cash flow risk.

(b) To the extent that changes in prevailing market interest rates differ from the interest rate in the Company’s monetary assets and liabilities, the Company is exposed to interest rate price risk.

The Company is exposed to interest rate cash flow risk on its loans from directors with a variable interest rate as the interest on the loans will fluctuate during the term of the loans as interest rates fluctuate. The Company is exposed to interest rate price risk on its short- term loans debt with fixed interest rates as the prevailing interest rate can differ from the interest rate of the loans.

The Company’s cash and cash equivalents consist of cash held in bank accounts and short-term investments. Due to the short-term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows as of March 31, 2008.

	(ii)	Foreign currency risk

The Company is exposed to foreign currency risk as certain monetary financial instruments are denominated MNT. The Company has US$1,127,000 (2007 - $nil) of net monetary liabilities in MNT and the Company’s sensitivity analysis suggests that a change in absolute rate of exchange in MNT by 10% (2007 – 10%) would increase or decrease net loss by $112,700 (2007 - $nil) in these consolidated financial statements. The Company has not entered into any foreign currency contracts to mitigate this risk.

WORLDSTAR ENERGY, CORP.
Notes to Consolidated Financial Statements
Year ended March 31, 2008 and 124-day period ended March 31, 2007

5.	REVERSE ACQUISITION AND RECAPITALIZATION

Effective August 14, 2007, the Company completed the acquisition of all of the issued and outstanding common shares of National Base Investment Limited (“National Base”) in exchange for 30,000,000 common shares issued from treasury and the payment of $1,360,000 to its shareholder, Jewel Star Group Ltd. A private placement of 22,000,000 common shares at $0.25 per share for gross proceeds of $5,500,000 was a condition of this transaction and was also completed as of that date.

Legally, the Company is the parent of National Base. However, as a result of the share exchange described above, control of the combined companies passed to the former shareholders of National Base. This type of share exchange is referred to as a “reverse acquisition”. A reverse acquisition involving a non-public enterprise and a non-operating public enterprise with nominal net non-monetary assets is a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of shares by National Base for the net assets of the Company, accompanied by a recapitalization of National Base. The net asset (deficiency) of the Company totaled ($1,007,628) at the date of acquisition, based upon the Company’s capital and accumulated deficit as at August 14, 2007, which was transferred to the continuing deficit, and has been allocated as follows:

Assets acquired:
Cash and cash equivalents	$24,346
Advances receivable from the Jewel Star Group of companies	5,300,000
5,324,346
Less liabilities assumed:
Accounts payable and accrued liabilities	(211,244)
Obligation to issue shares	(627,605)
Share subscriptions received in advance of the transaction, net of costs	(5,493,125)

Net purchase price deficiency	$(1,007,628)

Legal parent capital transferred to deficit	$827,272
Legal parent deficit transferred to deficit	(1,834,900)

Net purchase price deficiency	$(1,007,628)

The consolidated balance sheet at March 31, 2007 and the consolidated statements of operations and cash flows for the 124-day period from November 28, 2006, the date of incorporation, onward are those of National Base to the date of the reverse acquisition when operations were combined. Certain transactions of WorldStar during the 2007 period including: (i) the $5,500,000 share subscription received, and (ii) the advances of $5,300,000 to Bulgan Gold Investment Limited and Jewel Star Group Ltd., are not disclosed as a result of the foregoing presentation. The equity amounts are those of National Base while the issued shares are those of the Company.

The consolidated statements of operations and cash flows for the year ended March 31, 2008 include National Base’s operations and cash flows and the Company’s results of operations from August 14, 2007, the date of acquisition, to March 31, 2008. The number of common shares outstanding as at March 31, 2008 are those of the WorldStar Energy, Corp.

WORLDSTAR ENERGY, CORP.
Notes to Consolidated Financial Statements
Year ended March 31, 2008 and 124-day period ended March 31, 2007

5.	REVERSE ACQUISITION AND RECAPITALIZATION (Cont’d)

The results of operations of the Company for the period from April 1, 2007 to August 14, 2007 are as follows:

Expenses
Management fees	$20,000
Professional fees	48,719
Transfer agent and filing fees	2,884
Foreign exchange	1,148
Office	131
Write-off of Indonesian project costs	159,000

Loss for the period	$231,882

6.	INCOME TAXES

United States

The Company is subject to income tax at the rate of 35% on income earned in the United States. As of March 31, 2008, all of the Company’s operations were carried on outside the US and the Company had accumulated losses for income tax purposes of approximately $2,400,000, however, utilization of any such losses against future taxable income is limited under the Internal Revenue Code as a result of corporate reorganizations in 2002 and 2007 involving separate changes in control which substantially restrict tax loss utilization.

BVI

The Company’s subsidiary was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

No provision for Hong Kong profits tax has been made in these consolidated financial statements as BGI and BGHK did not carry on any business in Hong Kong during the reporting period.

Mongolia

BGL is subject to Mongolia income tax at a rate of 10%. No provision of Mongolia income tax has been made in these consolidated financial statements as BGL has no taxable income during the reporting period.

7.	AMOUNT DUE TO DIRECTORS, AMOUNT DUE TO RELATED COMPANIES,
AMOUNT DUE ULTIMATE HOLDING COMPANY (PRE-ACQUISITION) AND
AMOUNT DUE TO A FORMER STOCKHOLDER

These amounts are interest-free, unsecured and repayable on demand.

WORLDSTAR ENERGY, CORP.
Notes to Consolidated Financial Statements
Year ended March 31, 2008 and 124-day period ended March 31, 2007

8.	PROPERTY AND EQUIPMENT

	At March 31,
	2008	2007
Costs:
Furniture	$497	$497
Computer software	34,830	27,000
Computers	361	361

	35,688	27,858
Accumulated amortization	(5,274)	(572)

Net	$30,414	$27,286

9.	MINERAL EXPLORATION RIGHTS

	At March 31,
	2008	2007
Cost	$8,636,214	$7,276,214
Accumulated amortization	(1,318,475)	–
	7,317,739	7,276,214
Write-off of mineral exploration rights	(7,317,739)	–
Net	$–	$7,276,214

The amount represents the mineral exploration rights within Mongolia in the form of 50 minerals exploration license certificates issued by the Minerals and Petroleum Authority of Mongolia. These are rights to conduct mineral exploration on selected territory within Mongolia and have a specific tenure for the Company to conduct its exploration. At present, the Company has determined that it has no material AROs.

During the year ended March 31, 2008, the Company wrote-off $7,317,739, the remaining balance of the mineral exploration rights (note 19 (a)).

10.	LOANS FROM DIRECTORS

These amounts are interest-free, unsecured and repayable on demand.

11.	SHORT-TERM LOANS

The unsecured loans granted from a third party bear interest at 12% per annum with a term of maturity less than 1 year.

WORLDSTAR ENERGY, CORP.
Notes to Consolidated Financial Statements
Year ended March 31, 2008 and 124-day period ended March 31, 2007

12.	CAPITAL STOCK

The authorized common stock of the Company consists of 100,000,000 common shares (previously 25,000,000 shares) with a par value of $0.001, following the approval by stockholders of an amendment to the Company’s Articles of Incorporation effective April 1, 2005.

On August 14, 2007, the Company issued 30,000,000 shares pursuant to the reverse acquisition transaction (Note 5) to acquire a 100% interest in National Base Investment Limited, together with an additional 2,000,000 shares valued at $0.25 per share issued in facilitation of this transaction. Concurrently, the Company also completed a private placement financing of 22,000,000 at a price of $0.25 per share for gross proceeds of $5,500,000. A financing fee of 2,200,000 shares at a price of $0.25 per share and $6,875 in cash were also paid.

During the year ended March 31, 2008, 500,000 shares, valued at a market price of $0.31, were issued for debt settlement of $179,705 to a company whose principal is a director of the Company. This transaction resulted in a gain on debt settlement of $24,705 in the 124 day-period ended March 31, 2007. During the year ended March 31, 2008, 272,700 shares at market value of $1.15 per share and 159,000 shares at a market value of $1.00 per share were issued by the Company to certain of its non-related shareholders for debt settlement.

13.	COMMITMENT AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of March 31, 2008.

14.	MINORITY INTEREST

Minority interest results from the consolidation of 98% owned subsidiary of BGI and 50.96% owned subsidiaries of BGHK and BGL. As of March 31, 2008 and 2007, BGI, BGHK and BGL recorded a net liability. As a result, the minority interest in the net loss of these subsidiaries is $Nil for the year ended March 31, 2008 and for the 124-day period ended March 31, 2007. Any minority interest in the net losses of the subsidiaries have not been recorded and the minority interest in future profits will not be recognized until the aggregate of such profits equal the aggregate unrecognized losses.

15.	RELATED PARTY TRANSACTIONS

Apart from the transactions as disclosed in Notes 7, 10 and 12 to the consolidated financial statements, during the year ended March 31, 2008 and the 124-day period ended March 31, 2007, the Company had no other material transactions with its related parties during the reporting periods. Amount due from a director is without any terms of interest or repayment. The transactions were measured at the exchange amount, which represented the amount of consideration established and agreed to by the related parties.

16.	SEGMENT INFORMATION

The Company operates in a single segment, being conducting mineral exploration on selected territory within Mongolia (note 19 (a)). Substantially all of the Company’s assets were located in Mongolia during the reporting periods.

WORLDSTAR ENERGY, CORP.
Notes to Consolidated Financial Statements
Year ended March 31, 2008 and 124-day period ended March 31, 2007

17.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

		124-Day
	Year Ended	Period Ended
	March 31,	March 31,
	2008	2007

Cash paid for:
Interest	$8,199	$812
Income taxes	$–	$–
Shares issued for debt settlement	$627,605	$–

18.	CAPITAL MANAGEMENT

The Company manages its capital structure, and makes adjustments to it, based on the funds available to the Company in order to support future business opportunities. The Company defines its capital as shareholders’ equity. The Board of Directors does not establish quantitative return on capital criteria for management, but rather relies on the expertise of the Company’s management to sustain future development of the business.

The Company currently has no source of revenues; as such, the Company is dependent upon external financings or the sale of assets (or an interest therein) to fund activities. In order to carry future projects and pay for administrative costs, the Company will spend its existing working capital and raise additional funds as needed. Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable. There were no changes in the Company’s approach to capital management during the period ended March 31, 2008. The Company is not subject to externally imposed capital requirements.

19.	SUBSEQUENT EVENTS

(a)

Subsequent to the year ended March 31, 2008, the Company ceased active mineral exploration operations in Mongolia and was not able to fund sufficient activities in order to maintain its interests in the Mineral Exploration License Certificates issued by the Minerals and Petroleum Authority of Mongolia. Accordingly, the exploration rights represented by those licenses were forfeited and the Company wrote off the remaining book value of $7,317,739 as of March 31, 2008.

(b)

Effective September 8, 2011, the Company sold its 100% interest in NB to an arm’s length party in exchange for $10 and an indemnification in favor of the Company against all present and future obligations of NB. As a result of the sale, the Company will cease consolidating NB on August __, 2011 which will result in reductions of assets and liabilities. On a pro-forma basis (as if the sale of NB had occurred on March 31, 2008), the assets would be reduced by $193,889, the total liabilities would be reduced by $5,095,628 with a resultant gain of $4,901,739.

As at March 31, 2008, pro-forma continuing operations would consist of assets of $5,086 and liabilities of $228,395. Operations for the year ended March 31, 2008 would have amounted to a net loss of $318,293 and a loss per share of $0.01. There is no effect on prior periods as the NB reverse takeover transaction occurred during the current fiscal year.

WORLDSTAR ENERGY, CORP.
Notes to Consolidated Financial Statements
Year ended March 31, 2008 and 124-day period ended March 31, 2007

19.	SUBSEQUENT EVENT (Continued)

(c)

Subsequent to the year-end, the Company acquired an exclusive sublicense to use and apply, in Southeast Asia, including China, the patent-pending processes and solutions licensed by a private Canadian company (the “vendor’), for the manufacture of engineered construction products from palm oil tree waste material with zero ignition and zero flame spread properties. This sublicense is for a 10 year term, and is renewable for successive periods of 10 years each. The Company has agreed to pay a CAD$150,000 acquisition fee to the vendor, to be paid by the issuance of 10,000,000 fully paid shares of common stock in the capital of the Company and to pay a continuing royalty to the vendor. The Company must, in order to preserve the license rights, purchase from the vendor certain escalating minimum quantities of a certain solution during each year of the term of the sublicense agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDSTAR ENERGY, CORP.

By:	/s/ Rudijanto Azali
Rudijanto Azali
President, Chief Executive Officer and Director
Date: September 9, 2011

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rudijanto Azali
Rudijanto Azali
(Principal Executive Officer)
President, Chief Executive Officer and Director
Date: September 9, 2011

By:	/s/ Michael Kinley
Michael Kinley
(Principal Financial Officer)
Chief Financial Officer
Date: September 9, 2011

By:	/s/ Supriadi
Supriadi
Director
Date: September 9, 2011