Form 10-Q
period 2008-06-30
WORLDSTAR ENERGY, CORP.
filed 2011-09-19
CIK 1093677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 1-08733

WORLDSTAR ENERGY, CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0409163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rm 803, 8/F, Jubilee Centre
No. 42 Gloucester Road
Wanchai, Hong Kong, China
(Address of principal executive offices)	(Zip Code)

(852) 2790-5157
Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[x]      No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ ]      No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ ]      No[x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 57,761,834 shares of common stock as of September 15, 2011.

WORLDSTAR ENERGY, CORP. Q

uarterly Report on Form 10-Q
For The Quarterly Period Ended
June 30, 2008

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural resources, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended March 31, 2008, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

     PART I – FINANCIAL INFORMATION

 Item 1. Financial Statements

The following unaudited consolidated interim financial statements of WorldStar Energy, Corp. (sometimes collectively referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management the interim consolidated financial statements for the three months ended June 30, 2008 and 2007 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading. These consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended March 31, 2008. All adjustments are of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended March 31, 2008.

WORLDSTAR ENERGY, CORP.
INTERIM UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND MARCH 31, 2008

	June 30,	March 31,
	2008	2008
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$9,833	$9,908
Amount due from a director (notes 7 and 15)	77,257	77,257
Prepaid expenses	81,396	81,396

Total Current Assets	168,486	168,561

Property, plant and equipment, net (note 8)	29,249	30,414

Total Assets	$197,735	$198,975

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$219,529	$219,529
Loans from directors (notes 10 and 15)	3,433,571	3,433,571
Amount due to related companies (notes 7 and 15)	1,012,738	1,012,738
Amount due to a director (notes 7 and 15)	624,133	624,133
Short-term loans (note 11)	34,052	34,052

Total Liabilities	5,324,023	5,324,023

Stockholders’ Equity (Deficiency):
Capital stock (note 12)	57,762	57,762
Additional paid-in capital	7,119,843	7,119,843
Share issue costs	(556,875)	(556,875)
Accumulated other comprehensive income	244	244
Deficit accumulated during the development stage	(11,747,262)	(11,746,022)

Total Stockholders’ Equity (Deficiency)	(5,126,288)	(5,125,048)

Total Liabilities and Stockholders’ Equity (Deficiency)	$197,735	$198,975

Nature of Operations and Going Concern (note 1)
Commitment and Contingencies (note 13)
Minority Interests (note 14)
Subsequent events (note 19)

The accompanying notes are an integral part of these interim consolidated financial statements.

WORLDSTAR ENERGY, CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

			Cumulative
			Total Since
	2008	2007	Inception

Operating expenses
Amortization of mineral exploration rights and
depreciation of property, plant and equipment	$1,165	$243,363	$1,324,561
Property exploration and maintenance	–	–	419,836
General and administrative expenses	75	23,651	1,173,896

Loss before other expenses	(1,240)	(267,014)	(2,918,293)

Other income (expenses):
Write-off of mineral exploration rights	–	–	(7,317,739)
Finance costs	–	(4,919)	(9,011)
Other income	–	1,161	5,403

Total other expenses	–	(3,758)	(7,321,347)

Income (loss) before minority interests and income taxes	(1,240)	(270,772)	(10,239,640)

Minority interest in net loss of subsidiaries	–	5	5

Net loss and comprehensive loss	$(1,240)	$(270,767)	$(10,239,635)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	57,761,834	30,000,000

Basic and diluted loss per share of common stock	$(0.00)	$(0.01)

The accompanying notes are an integral part of these interim consolidated financial statements.

WORLDSTAR ENERGY, CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the	Total
			Paid-in	Share	Comprehensive	Development	Stockholders’
	Capital Stock		Capital	Issue Costs	Income	Stage	Equity

	Shares	Amount

Balance at March 31, 2007	1	$1	$–	$–	$–	$(21,090)	$(21,089)

Capital stock of NB eliminated on reverse acquisition	(1)	(1)	–	–	–	1	–
Balance of legal parent WorldStar Energy, Corp. (“legal parent’) stockholders’ equity before reverse acquisition	630,134	630	821,433	–	5,209	(1,834,900)	(1,007,628)
Reversal of legal parent’s stockholders’ equity at reverse acquisition	–	(630)	(821,433)	–	(5,209)	827,272	–
Shares issued on acquisition of NB	30,000,000	–	–	–	–	–	–
Facilitation fee for reverse acquisition	2,000,000	2,000	498,000	–	–	(500,000)	–
Private placement	22,000,000	22,000	5,478,000	(6,875)	–	–	5,493,125
Shares issued for finders’ fee	2,200,000	2,200	547,800	(550,000)	–	–	–
Shares issued to settle debt	931,700	932	626,673	–	–	–	627,605
Adjustment due to difference in par value of shares of NB and legal parent	–	30,630	(30,630)	–	–	–	–
Foreign currency translation	–	–	–	–	244	–	244
Loss for the year	–	–	–	–	–	(10,217,305)	(10,217,305)

Balance at March 31, 2008	57,761,834	57,762	7,119,843	(556,875)	244	(11,746,022)	(5,125,048)
Loss for the period	–	–	–	–	–	(1,240)	(1,240)
Balance at June 30, 2008	57,761,834	$57,762	$7,119,843	$(556,875)	$244	$(11,747,262)	$(5,126,288)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

			Cumulative
			Total Since
	2008	2007	Inception
Cash Flows From Operating Activities:
Net loss	$(1,240)	$(270,767)	$(10,239,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,165	243,363	1,324,561
Interest	–	–	812
Minority interest in net loss of subsidiaries	–	(5)	(5)
Write-off of mineral exploration rights	–	–	7,317,739
Changes in operating assets and liabilities
Amount due from a minority stockholder	–	–	(110,976)
Prepaid expenses	–	–	(77,772)
Other payables and accrued expenses	–	–	(52,802)
Amount due to related companies	–	–	869,385
Amount due to a minority stockholder	–	–	624,790

Net Cash Flows Used in Operating Activities	(75)	(27,409)	(343,903)

Cash Flows From Investing Activities:
Purchase of equipment	–	–	(7,864)
Cash inflow on reverse take-over	–	–	24,346
Cash inflow from BGI and BGHK	–	–	424,120
Cash advance to BGHK before acquisition on February 27, 2007	–	–	(3,714,286)

Net Cash Flows Used in Investing Activities	–	–	(3,273,684)

Cash Flows From Financing Activities:
Amount advanced from ultimate holding company	–	–	3,540,000
Amount advanced from related parties	–	8,660	15,873
Amount advanced from a former stockholder	–	–	74,286
Proceeds from short-term loans	–	14,457	127,100
Repayment of short-term loans	–	–	(127,100)
Proceeds from minority stockholders in subscribing subsidiaries’ allotted shares	–	5	5
Proceeds from issuance of shares	–	–	1

Net Cash Flows Provided by Financing Activities	–	23,122	3,630,165

Foreign Exchange Effect on Cash	–	–	(2,745)

Net Increase (Decrease) in Cash and Cash Equivalents	(75)	(4,287)	9,833
Cash and Cash Equivalents at Beginning of Period	9,908	24,146	–
Cash and Cash Equivalents at End of Period	$9,833	$19,859	$9,833

The accompanying notes are an integral part of these consolidated financial statements

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

1.	NATURE OF OPERATIONS AND GOING CONCERN

WorldStar Energy, Corp. (the “Company”) was incorporated in the State of Nevada, United States of America, on November 8, 1996. Through a reverse take-over transaction completed on August 14, 2007, the Company became the legal parent of National Base Investment Limited (“NB”), a company incorporated in the British Virgin Islands on November 28, 2006.

On January 20, 2007, NB acquired 98% equity interest in Bulgan Gold Investment Limited (“BGI”), a limited liability company incorporated in Hong Kong. On February 27, 2007, through the acquisition of 52% equity interest in a limited liability company incorporated in Hong Kong namely Bulgan Gold (HK) Limited (“BGHK”) by BGI, the Company indirectly owns 50.96% effective equity interest in Bulgan Gold LLC (“BGL”), a company established in Mongolia.

As a result of the reverse takeover transaction described in Note 4, the Company has changed its year end to March 31 to conform with the year end of the accounting acquirer. The Company is a development stage company and commenced initial mineral exploration activities in Mongolia during the period.

The Company is a holding company that only operates through its subsidiaries. Through its indirectly owned subsidiary, BGL, the Company is principally engaged in the exploration and the development of mineral deposits. BGL owns Mineral Exploration License Certificates issued by the Minerals and Petroleum Authority of Mongolia. These are rights to conduct mineral exploration on selected territory within Mongolia and have a specific tenure for BGL to conduct its exploration on reserves such as gold, copper, iron, cola and other rare minerals. As at June 30, 2008, we had not engaged in any exploration activities on the properties covered by the Mongolian licenses, as we had not yet completed our analysis of the existing database nor prioritized our exploration targets (Note 19 (a)). Subsequent to the period end, the Company sold its 100% interest in NB and acquired an exclusive sublicense from a private Canadian company for the manufacture of engineered construction products from palm oil tree waste material (notes 19 (b) and (c)). Our strategic plan remains contingent on, among other things, financing, the successful completion of all documents required under a letter of intent we have signed with the owners of Palm Oil Plantations in Indonesia, the construction of processing and manufacturing facilities, and our ability to establish relationships with suppliers and distributors in South East Asia, none of which can be assured.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses since inception (three months ended June 30, 2008 - $1,240; 2007 - $270,767), is currently unable to self-finance its operations, has a working capital deficiency of $5,155,537 (March 31, 2008 - $5,155,462), a deficit accumulated during the development stage of $11,747,262 (March 31, 2008 - $11,746,022), limited resources, no source of operating cash flow, no assurance that sufficient funding will be available to conduct further operations, debts comprised of other payables and accrued expenses, amounts due to directors, related company, short-term loans totaling $5,324,023 currently due or considered delinquent, no assurance that the Company will not face additional legal actions from creditors regarding delinquent other payables and accrued expenses, amounts due to related company, directors and short-term loans, and there is no assurance that the Company’s business plans will become commercially viable or profitable. Any one or a combination of these above conditions could result in failure of the business and require the Company to cease operations.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

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

The accompanying consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the management of the Company, the consolidated financial statements for the periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such periods and the financial position as of the end of said periods.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

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

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of June 30, 2008 most of the cash and cash equivalents were denominated in US dollars and were placed with banks in Mongolia, Hong Kong and Canada.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and amounts due from related parties.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Concentrations of credit risk (cont’d)

As of June 30, 2008, substantially all of the Company and related companies’ cash and cash equivalents and related companies were held by major financial institutions located in Mongolia, Hong Kong, and Canada which management believes are of high credit quality.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost includes expenditures that are directly attributable to the acquisition of the asset and other costs directly attributable to bringing the asset to working condition for its intended use. The cost of self-constructed assets includes the cost of materials and direct labour. Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciation rates are as follows:

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

Asset retirement obligations (“ARO”)

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

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

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

Financial instruments and comprehensive income

All financial instruments are classified as one of the following: held-to-maturity, loans and receivables, held-for-trading, available-for-sale or other financial liabilities. Financial assets and liabilities held-for- trading are measured at fair value with gains and losses recognized in net income (loss). Financial assets held-to-maturity, loans and receivables, and other financial liabilities are measured at amortized cost using the effective interest method. Available-for-sale instruments are measured at fair value with unrealized gains and losses recognized in other comprehensive income (loss) and reported in shareholders’ equity. Any financial instrument may be designated as held-for-trading upon initial recognition.

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

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Recently issued accounting pronouncements

(i)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141. SFAF 141(R) requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009. The Company believes there will be no impact on the Company’s consolidated financial statements.

(ii)

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). SFAS 160 clarifies the accounting for non- controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any minority interests, therefore this pronouncement will have no impact on the Company’s consolidated financial statements.

(iii)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its consolidated financial statements.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

(iv)

In May 2008, the FASB issued FASB FSB Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSB APB 14-1”). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. FSP APB 14-1 will become effective January 1, 2009. The Company does not expect that FSB APB 14 -1 will have a material impact on the Company’s consolidated financial statements.

(v)

In June 2008, the FASB issued FSP EITF 03 -6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share”. Under the guidance in FSP EITF 03 -6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior period earnings per share amounts presented shall be adjusted retrospectively. The Company does not expect that FSP EITF 03-6-1 will have a material impact on the Company’s consolidated financial statements.

(vi)

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF No. 07 -5”). EITF No. 07-5 provides guidance for determining whether an equity- linked financial instrument (or embedded feature) is indexed to an entity’s own stock.

EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)).

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of EITF No. 07-5 to change the classification or measurement of its financial instruments

4.	FINANCIAL INSTRUMENTS AND RISKS

The Company has classified its financial instruments as follows:

•	Cash and cash equivalents – as held-for-trading
•	Amount due from a director – as loans and receivables
•	Accounts payable, loans from directors, amount due to related company, amount due to a director, and short -term loans – as other financial liabilities

(a)	Fair value

The carrying amounts of cash and cash equivalents, accounts payable and short-term loans approximate their respective fair values because of the short-term maturities of those instruments. The fair values of amounts due to related companies, loans from directors, and amount due from and due to a director have not been disclosed as their fair values cannot be reliably measured since the parties are not at arm’s length.

(b)	Credit risk

Credit risk is the risk that a counter-party to a financial instrument will fail to discharge its contractual obligations.

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

The Company’s concentration of credit risk and maximum exposure thereto is as follows:

	June 30,	March 31,
	2008	2008

Cash	$9,802	$9,877
Short-term investments	31	31
Amount due from a director	77,257	77,257

	$87,090	$87,165

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

4.	FINANCIAL INSTRUMENTS AND RISKS (Cont’d)

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company’s approach to managing liquidity risk is to provide reasonable assurance that it will have sufficient funds to meet liabilities when due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash and cash equivalents at June 30, 2008 totalled $9,833 (March 31, 2008 - $9,908) which will not be sufficient to meet its obligations related to its accounts payable and accrued liabilities of $219,529 (March 31, 2008 - $219,529) and a total of $5,104,494 (2008 - $5,104,494) for loans from directors, related companies; and short-term loans.

All its non-derivative financial liabilities are made up of accounts payable which are due within the first fiscal quarter of 2009 and loans from directors, related companies, a director; and short- term loans are due on demand.

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

The Company is not exposed to interest rate cash flow risk on any of its loans. The Company is exposed to interest rate price risk on its short-term loans debt with fixed interest rates as the prevailing interest rate can differ from the interest rate of the loans.

The Company’s cash and cash equivalents consist of cash held in bank accounts and short-term investments. Due to the short-term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows as of June 30, 2008.

(ii)	Foreign currency risk

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

4.	FINANCIAL INSTRUMENTS AND RISKS (Cont’d)

The Company is exposed to foreign currency risk as certain monetary financial instruments are denominated Mongolian Tug rug (“MNT”). The Company has US$1,127,000 (March 31, 2008 - $1,127,000) of net monetary liabilities in MNT and the Company’s sensitivity analysis suggests that a change in absolute rate of exchange in MNT by 10% (2008 – 10%) would increase or decrease net loss by $112,700 (March 31, 2008 - $112,700) in these consolidated financial statements. The Company has not entered into any foreign currency contracts to mitigate this risk.

5.	REVERSE TAKOVER AND RECAPITALIZATION

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

Legally, the Company is the parent of National Base. However, as a result of the share exchange described above, control of the combined companies passed to the former shareholders of National Base. This type of share exchange is referred to as a “reverse takeover”. A reverse takeover involving a non-public enterprise and a non-operating public enterprise with nominal net non-monetary assets is a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of shares by National Base for the net assets of the Company, accompanied by a recapitalization of National Base. The net asset (deficiency) of the Company totaled $(1,007,628) at the date of acquisition, based upon the Company’s capital and accumulated deficit as at August 14, 2007, which was transferred to the continuing deficit, and has been allocated as follows:

Assets acquired:
Cash and cash equivalents	$24,346
Advances receivable from the Jewel Star Group of companies	5,300,000
5,324,346
Less liabilities assumed:
Accounts payable and accrued liabilities	(211,244)
Obligation to issue shares	(627,605)
Share subscriptions received in advance of the transaction, net of costs	(5,493,125)

Net purchase price deficiency	$(1,007,628)

Legal parent capital transferred to continuing deficit	$827,272
Legal parent deficit transferred to continuing deficit	(1,834,900)

Net purchase price deficiency	$(1,007,628)

The consolidated statements of operations and cash flows for the three months ended June 30, 2007, onward are those of National Base to the date of the reverse takeover when operations were combined.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

5.	REVERSE TAKOVER AND RECAPITALIZATION (Cont’d)

The consolidated balance sheets at June 30 and March 31, 2008, statements of operations and cash flows for the three months ended June 30, 2008 include National Base’s operations and cash flows for the three months ended June 30, 2008 and the Company’s operations and cash flows for the three months ended June 30, 2008. The number of common shares outstanding as at June 30, 2008 are those of the Company’s.

The results of operations of the Company for the period from April 1, 2007 to August 14, 2007 are as follows:

Expenses
Management fees	$20,000
Professional fees	48,719
Transfer agent and filing fees	2,884
Foreign exchange	1,148
Office	131
Write-off of Indonesian project costs	159,000

Loss for the period	$231,882

6.	INCOME TAXES

United States

The Company is subject to income tax at the rate of 35% on income earned in the United States. As of June 30, 2008, all of the Company’s operations were carried on outside the US and the Company had accumulated losses for income tax purposes of approximately $2,400,000, however, utilization of any such losses against future taxable income is limited under the Internal Revenue Code as a result of corporate reorganizations in 2002 and 2007 involving separate changes in control which substantially restrict tax loss utilization.

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

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

7.	AMOUNT DUE TO DIRECTORS, AMOUNT DUE TO RELATED COMPANIES, AMOUNT DUE ULTIMATE HOLDING COMPANY (PRE-ACQUISITION) AND AMOUNT DUE TO A FORMER STOCKHOLDER

The amounts are interest-free, unsecured and repayable on demand.

8.	PROPERTY, PLANT AND EQUIPMENT

	June 30,	March 31,
	2008	2008

Costs:
Furniture	$497	$497
Computer software	34,830	34,830
Computers	361	361
	$35,688	$35,688

Accumulated depreciation	(6,439)	(5,274)
Net	$29,249	$30,414

9.	MINERAL EXPLORATION RIGHTS

	June 30,	March 31,
	2008	2008
Cost	$-	$8,636,214
Accumulated amortization	-	(1,318,475)
	-	7,317,739
Write-off of mineral exploration rights	-	(7,317,739)
Net	$–	$–

The amount represents the mineral exploration rights within Mongolia in the form of 50 minerals exploration license certificates issued by the Minerals and Petroleum Authority of Mongolia. These are rights to conduct mineral exploration on selected territory within Mongolia and have a specific tenure for the Company to conduct its exploration.

During the year ended March 31, 2008, the Company wrote-off $7,317,739, the remaining balance of the mineral exploration rights.

10.	LOANS FROM DIRECTORS

These amounts are interest-free, unsecured and repayable on demand.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

11.	SHORT-TERM LOANS

As of June 30, 2008 the unsecured loans granted from a third party bear interest at 12% per annum with a term of maturity less than 1 year.

12.	CAPITAL STOCK

The authorized common stock of the Company consists of 100,000,000 common shares (previously 25,000,000 common shares) with a par value of $0.001, following the approval by stockholders of an amendment to the Company’s Articles of Incorporation effective April 1, 2005.

On August 14, 2007, the Company issued 30,000,000 common shares pursuant to the reverse takeover transaction (Note 5) to acquire a 100% interest in National Base Investment Limited, together with an additional 2,000,000 common shares valued at $0.25 per share issued in facilitation of this transaction. Concurrently, the Company also completed a private placement financing of 22,000,000 common shares at a price of $0.25 per share for gross proceeds of $5,500,000. A financing fee of 2,200,000 common shares at a price of $0.25 per share and $6,875 in cash were also paid.

During the year ended March 31, 2008, 500,000 shares, valued at a market price of $0.31, were issued for debt settlement of $179,705 to a company whose principal is a director of the Company. This transaction resulted in a gain on debt settlement of $24,705 in the 124 day-period ended March 31, 2007. During the year ended March 31, 2008, 272,700 shares at market value of $1.15 per share and 159,000 shares at a market value of $1.00 per share were issued by the Company to its certain non-related shareholders for debt settlement.

No share issuances occurred during the period ended June 30, 2008.

13.	COMMMITMENT AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of June 30, 2008.

14.	MINORITY INTERESTS

Minority interests result from the consolidation of 98% owned subsidiary of BGI and 50.96% owned subsidiaries of BGHK and BGL. As of June 30, 2008, BGI, BGHK and BGL recorded a net liability. As a result, the minority interests in the net loss of these subsidiaries is $Nil for the three months ended June 30, 2008 due to the minority stockholders’ equity balance being $Nil at March 31, 2008. Such minority interests in the net losses of the subsidiaries have not been recorded, the minority interests in future profits will not be recognized until the aggregate of such profits equal the aggregate unrecognized losses.

15.	RELATED PARTY TRANSACTIONS

Apart from the transactions as disclosed in notes 7, 10 and 12 to the consolidated financial statements, during the three months ended June 30, 2008 and 2007, the Company had no other material transactions with its related parties during the reporting periods. Amounts due to related parties are non-interest-bearing and unsecured. These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

16.	SEGMENT INFORMATION

The Company operated in a single segment, being conducting mineral exploration on selected territory within Mongolia (note 19 (a)).

All of the Company’s long-lived assets are located in the Mongolia territory during the reporting periods.

17.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three	Three	Cumulative
	months	months	Total Since
	ended	ended	Inception
	June 30,	June 30,
	2008	2007

Cash paid for:
Interest	$–	$–	$4,161
Income taxes	$–	$–	$–
Shares issued for debt settlement	$–	$–	$627,605

18.	RISK AND CAPITAL MANAGEMENT; FINANCIAL INSTRUMENTS

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

The Company currently has no source of revenues; as such, the Company is dependent upon external financings or the sale of assets (or an interest therein) to fund activities. In order to carry future projects and pay for administrative costs, the Company will spend its existing working capital and raise additional funds as needed. Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable. There were no changes in the Company’s approach to capital management during the period ended June 30, 2008. The Company is not subject to externally imposed capital requirements.

19.	SUBSEQUENT EVENTS

a)

Effective September 8, 2011, the Company sold its 100% interest in NB to an arm’s length party in exchange for $10 and an indemnification in favor of the Company against all present and future obligations of NB. As a result of the sale, the Company will cease consolidating NB on that date, which will result in reductions of assets and liabilities. On a pro-forma basis (as if the sale of NB had occurred on June 30, 2008), the assets would be reduced by $192,723, the total liabilities would be reduced by $5,095,628 with a resultant gain of $4,902,905.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

As at June 30, 2008, pro-forma continuing operations would consist of assets of $5,012 and liabilities of $228,395. Operations for the period ended June 30, 2008 would have amounted to a net loss of $75 and a loss per share of $0.00.

b)

Subsequent to the year end, the Company acquired an exclusive sublicense to use and apply, in Southeast Asia, including China, the patent-pending processes and solutions licensed by a private Canadian company (the “vendor’), for the manufacture of engineered construction products from palm oil tree waste material with zero ignition and zero flame spread properties. This sublicense is for a 10 year term, and is renewable for successive periods of 10 years each. The Company has agreed to pay a CAD$150,000 acquisition fee to the vendor, to be paid by the issuance of 10,000,000 fully paid shares of common stock in the capital of the Company and to pay a continuing royalty to the vendor. The Company must, in order to preserve the license rights, purchase from the vendor certain escalating minimum quantities of a certain solution during each year of the term of the sublicense agreement.

Item 2.      Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three month periods ended June 30, 2008 and 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three month periods ended June 30, 2008 and 2007. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading “Risk Factors”.

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

Current Status

As at June 30, 2008, we had not engaged in any exploration activities on the properties covered by the Mongolian licenses, as we had not yet completed our analysis of the existing database nor prioritized our exploration targets.

Due in large part to the economic recession that commenced in the United States in December 2007, and the general worldwide economic downturn that followed, we were unable to raise sufficient financing to commence our planned exploration activities on the properties covered by the Mongolian licenses. As a result, during the year ended March 31, 2009, our Company was forced to cease operations in Mongolia, and we were unable to maintain our interests in the Mineral Exploration License Certificates issued by the Minerals and Petroleum Authority of Mongolia. Accordingly, the exploration rights represented by the Mongolian licenses were forfeited, our Company wrote off the remaining book value of $7,317,739 as of March 31, 2008, and we once again became a “shell” company as defined in Rule 12b–2 of the Exchange Act.

Our Plan of Operations

Overview

As of the date hereof, we have no operations and only nominal assets. We propose to identify and evaluate businesses and assets with the view to completing an acquisition.

Capital Costs

During the next 12 months we anticipate that we will not generate any revenue. We had cash of $9,833 and a working capital deficiency of $5,155,537 at June 30, 2008.

Results of Operations – Three months Ended June 30, 2008 and 2007

The following table sets forth our operating results for the three months ended June 30, 2008, as compared with our operating results for the three months ended June 30, 2007.

Consolidated Loss from Operations

	Three Months Ended
			Change
	June 30,	June 30,	(Increase/
	2008	2007	Decrease)
	(unaudited)	(unaudited)	(unaudited)

Amortization of mineral exploration rights and depreciation of equipment	$1,165	$243,363	$(242,198)
General and administrative expenses	75	23,651	(23,576)

Loss from operations	$(1,240)	$(267,014)	$265,774

Amortization of Mineral Exploration Rights and Depreciation of Property, Plant and Equipment

Our amortization and depreciation expenses decreased to $1,165 in 2008, as compared to $243,363 in 2007. The decrease was primarily due to the write-off of mineral exploration rights to $Nil at March 31, 2008, thus the amortization of mineral exploration rights recorded in 2008 was $Nil compared to $242,882 in 2007. The remainder was due to the increase in accumulated depreciation of property, plant and equipment in 2008 as compared to 2007.

General and Administrative Expenses

Our general and administrative expenses decreased to $75 during 2008 as compared to $23,651 in 2007. The decrease in general and administrative expenses is primarily due to decrease in activities of the Company beginning April 1, 2008.

Consolidated Other Income (Expenses)

	Three Months Ended
			Change
	June 30,	June 30,	(Increase/
	2008	2007	Decrease)
	(unaudited)	(unaudited)	(unaudited)

Finance costs	–	(4,919)	4,919
Other income	–	1,161	(1,161)

Total other expenses	$–	$(3,758)	$3,758

Finance Costs

Finance costs are primarily attributable to the Acquisition of National Base. This decreased from $4,919 in 2007 to $Nil in 2008 due to the decrease in activities of the Company beginning April 1, 2008.

Net Loss

The following table reflects our net loss for the three months ended June 30, 2008 and 2007, after taking into account the amounts recognized as other income or expenses.

	Three Months Ended
			Change
	June 30,	June 30,	(Increase/
	2008	2007	Decrease)
	(unaudited)	(unaudited)	(unaudited)

Loss from operations	(1,240)	(267,014)	265,774
Other expenses	–	$(3,758)	$3,758
Minority interest in net loss of subsidiaries	–	5	(5)
Provision for income taxes	–	–	–

Net loss and comprehensive loss	$(1,240)	$(270,767)	$269,527

We recorded a net loss of $1,240 for the three months ended June 30, 2008 as compared to a net loss of $270,767 for the three months ended June 30, 2007. The increase in net loss between these periods is primarily related to:

  A decrease in general and administrative expenses due to decrease in activities of $23,576.

  A decrease in amortization of mineral exploration rights of $242,882.

Liquidity and Financial Resources

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

We have no operations and only nominal assets. Accordingly, we anticipate that we will require additional financing to enable us to identify and evaluate businesses and/or assets for potential acquisition during the next 12 months. However, there can be no assurance that we will be able to obtain such financing. We believe that debt financing will not be an alternative at this time as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the identification, evaluation and acquisition of a new business or assets. In the absence of such financing, we will not be able to execute upon our plan of operations.

Cash and Working Capital

The following table sets forth our cash and cash equivalents and working capital as of June 30, 2008 and March 31, 2008:

	As of	As of
	June 30,	March 31,
	2008	2008

Cash and cash equivalents	$9,833	$9,908

Working capital surplus (deficiency)	$(5,155,537)	$(5,155,462)

Acquisition of National Base

On August 14, 2007, the Company issued 30,000,000 common shares pursuant to the Acquisition to acquire a 100% interest in National Base, together with an additional 2,000,000 common shares issued in facilitation of this transaction.

Private Placement

The Company also completed a private placement financing of 22,000,000 common shares at a price of US$0.25 per share for gross proceeds of US$5,500,000 on August 14, 2007. A financing fee of 2,200,000 common shares was also paid.

Debt settlements

Upon closing of the Acquisition, 931,700 common shares were issued for debt and other settlements.

Cash Flows from Operating Activities

Our cash flows from operating activities during 2008 were $(75). Our cash flows from operating activities for 2008 include net loss of $1,240 and $1,165 in depreciation.

Our cash flows from operating activities during 2007 were $(27,409), primarily due to the net loss of $270,767 and $243,363 in depreciation and amortization.

Cash Flows from Investing Activities

Our cash flows from investing activities during 2008 and 2007 were $Nil.

Cash Flows from Financing Activities

Our cash flows from financing activities during 2008 were $Nil compared to $23,122 for 2007.

During 2007, we received advances from related parties of $8,660. As well, proceeds from short-term loans amounted to $14,457.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) applied on a consistent basis have been omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.

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

We believe that our critical accounting policies and estimates include the accounting for allowance for doubtful accounts, useful lives of property, plant and equipment and mineral exploration rights, asset retirement obligation estimates, accrued liabilities , and the determination of the valuation allowance for future income taxes.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of June 30, 2008 most of the cash and cash equivalents were denominated in US dollars and were placed with banks in Mongolia, Hong Kong and Canada.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and amounts due from related parties. As of June 30, 2008, substantially all of the Company and related companies’ cash and cash equivalents and related companies were held by major financial institutions located in Mongolia, Hong Kong, and Canada which management believes are of high credit quality.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost includes expenditures that are directly attributable to the acquisition of the asset and other costs directly attributable to bringing the asset to working condition for its intended use. The cost of self-constructed assets includes the cost of materials and direct labour. Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciation rates are as follows:

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

Financial Instruments and Comprehensive Income

All financial instruments are classified as one of the following: held-to-maturity, loans and receivables, held-for-trading, available-for-sale or other financial liabilities. Financial assets and liabilities held-for- trading are measured at fair value with gains and losses recognized in net income (loss). Financial assets held-to-maturity, loans and receivables, and other financial liabilities are measured at amortized cost using the effective interest method. Available-for-sale instruments are measured at fair value with unrealized gains and losses recognized in other comprehensive income (loss) and reported in shareholders’ equity. Any financial instrument may be designated as held-for-trading upon initial recognition.

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

In April 2009, the FASB issued Accounting Standards Codification 825-10, “Financial Instruments” (formerly SFAS 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) (“ASC 825-10”). This statement amends SFAS 107, “Disclosures about Fair Values of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The statement also amends APB 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. This statement is effective for interim periods ending after June 15, 2009. The Company adopted The Company adopted ASC 825-10 during the quarter ending on June 30, 2009 and considers the adoption had no material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Accounting Standards Codification 855-10, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”) (“ASC 855-10”). This statement is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events”. Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements. Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company. Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009. The Company adopted ASC 855-10 during the quarter ending on June 30, 2009 and considers the adoption had no material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU No. 2009-01, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”). This update provides amendment to ASC 105-10 (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASU 2009-01 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change US GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASU 2009-01 during the quarter ending on September 30, 2009 and considers the adoption had no material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure”, for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for reporting periods beginning after August 28, 2009. The Company adopted ASU 2009-05 during the quarter ending on December 31, 2009 and considers the adoption had no material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2009-12”). ASU permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of this ASU on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date. The ASU also requires disclosures by major category of investment about the attributes of investments within the scope of the Update. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company adopted ASU 2009-12 during the quarter ending on December 31, 2009 and considers the adoption had no material impact on the Company’s consolidated financial statements.

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

Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard by the Company effective January 1, 2011 will not impact the Company’s consolidated financial statements.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.      Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer, Rudi Azali, and our Chief Financial Officer, Michael Kinley, are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting, however, our filings have been delinquent during the period from June 30, 2008 to date as the Company did not have the financial resources to fund the costs involved in completing these filings. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

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

A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2008 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

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

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and- desist order, or removal or prohibition order; or

	iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

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

Item 1A. Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

We had net loss of $1,240 for the three months ended June 30, 2008, and a net loss of $270,767 for the three months ended June 30, 2007. As of June 30, 2008, we had a working capital deficiency of $5,155,537. This deficiency includes current liabilities of $5,324,023 representing payables and accrued expenses, loans from directors, amount due to related company, amount due to a director, and short-term loans. In addition, in order to preserve our rights under our sublicense agreement with Fire Block Technologies Inc., we are under obligations to pay a continuing royalty to Fire Block Technologies Inc., and to purchase certain escalating minimum quantities of ZeroignitionTM Solution from Fire Block Technologies Inc. during each year of the term of the sublicense agreement.

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

As of June 30, 2008, the outstanding principal and unpaid interest amount of our debt was $5,324,023. The widely reported domestic and global recession, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our financial condition, and if sustained or worsened, such adverse effects could continue or deteriorate. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. These conditions have made it difficult for us to obtain capital and financing and have limited our flexibility to plan for acquisitions of any business or assets that we may identify. If these conditions persist or deteriorate, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

If future financing is not available to us when required, as a result of limited access to the credit markets or otherwise, or is not available on acceptable terms, we may not have sufficient working capital to permit us to identify and evaluation businesses and assets for possible acquisition. We may also be unable to respond to competitive pressures. Any of these circumstances could have an adverse effect on our financial condition.

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

Until we acquire a new business or assets, and then likely only until we are able to ramp up operations, our directors and officers will only be able devote a limited portion of their time to the affairs of the Company, and some of them are or will be engaged in other projects or businesses such that conflicts of interest may arise from time to time. In accordance with the laws of Nevada, the directors of the Company are required to act honestly, in good faith and in the best interests of the Company. In determining whether or not we will acquire a new business or assets that we may identify, the directors will primarily consider the potential benefits to our Company, the degree of risk to which our Company may be exposed and its financial position at that time.

We currently do not maintain any insurance coverage, and, in the future, we may be unable to obtain or maintain insurance to cover all of the risks associated with our activities at economically feasible premiums. Losses from an uninsured event may cause us to incur significant costs that could have a material adverse effect upon our financial condition.

We currently do not maintain any insurance coverage and, in the future, we may be unable to obtain or maintain insurance to cover all of the risks that may arise in the course of our activities at economically feasible premiums. The nature of the risks that we will face in the future will depend, in turn, upon the nature of any business that we may embark upon following the identification, evaluation and acquisition of any business or assets. Insurance coverage may not be available or may not be adequate to cover any resulting liability. Moreover, we expect that insurance against certain risks such as environmental pollution may be prohibitively expensive to obtain for a company of our size and financial means. We might also become subject to liability for pollution or other hazards for which insurance may not be available or for which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial condition and any future results of operations.

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

We anticipate that we will be required to effect an offering of securities in connection with the acquisition of any business or assets that we may identify. Since we have no operations and only nominal assets, the safe harbor provided for in Rule 144 under the Securities Act of 1933, as amended, is not available to our security holders to facilitate the resale of any restricted securities of our Company, which could adversely affect the ability of our Company to obtain private placement financing without accompanying registration rights. The price of our common stock on any market that may develop for such stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock.

There is currently no organized market for our common stock, and our investors may be unable to sell their shares.

We currently have no organized trading market for our common stock, although certain market makers make market in or common stock on the Pink OTC Market. As a result, investors may not be able to sell the shares of our common stock that they have purchased and may lose all of their investment.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal years ended December 31, 2004 and 2005, we did not issue any of our securities.

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal year ended March 31, 2008 on the following reports, as filed with the Securities and Exchange Commission.

Upon closing of the Acquisition, we issued to 28 investors an aggregate of 431,700 shares of our common stock in settlement of investments that had been made in WEC in anticipation of becoming WorldStar shareholders upon completion of the WEC share exchange transaction, which did not ultimately complete. We also completed the issuance of 500,000 shares of our common stock to a company controlled by our director and CFO, Michael Kinley, in satisfaction of US$179,705 owing to him for consulting fees accrued through September 30, 2006, and which was agreed to be settled for shares in December, 2006.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not purchased any of our shares of common stock during the period covered by this quarterly report on Form 10-Q.

Item 3.      (Removed and Reserved)

None.

Item 4.      (Removed and Reserved)

None.

Item 5.      Other Information

Not applicable.

Item 6.      Exhibits

Exhibit
Number	Description

Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1	Post Transaction Schematic of Corporate Structure(1)

Articles of Incorporation and By–laws

3.1	Certificate of Incorporation WorldStar Energy, Corp.(2)
3.2	Bylaws of WorldStar Energy, Corp.(2)

Material Contracts

10.1	Share Purchase Agreement among WorldStar, Jewel Star Group Limited and National Base Investment Limited, dated February 12, 2007(1)
10.2	Form of Subscription Agreement for private placement pursuant to Regulation S(1)
10.3	Finder’s Fee Agreement for private placement pursuant to Regulation S(1)
10.4	Debt Settlement Agreement with Winslow Associates Management & Communications Inc.(1)

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(3)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(3)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002(3)

Notes

(1)	Incorporated by reference from our Current Report on Form 8K filed with the SEC on August 24, 2007.

(2)	Incorporated by reference from our Registration Statement on Form SB–2 filed with the SEC on September 3, 1999.

(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDSTAR ENERGY, CORP.

By:	/s/ “Rudi Azali”
Rudi Azali
(Principal Executive Officer)
Chief Executive Officer

Date:	September 16, 2011

By:	/s/ “Michael Kinley”
Michael Kinley
(Principal Financial Officer and Principal Accounting Officer)
Chief Financial Officer

Date:	September 16, 2011