Form 10-Q
period 2008-09-30
WORLDSTAR ENERGY, CORP.
filed 2011-09-19
CIK 1093677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 1-08733

WORLDSTAR ENERGY, CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0409163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rm 803, 8/F, Jubilee Centre
No. 42 Gloucester Road
Wanchai, Hong Kong, China	_________________
(Address of principal executive offices)	(Zip Code)

(852) 2790-5157
Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]     No [ x ]

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
Yes [   ]     No [ x ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
57,761,834 shares of common stock as of September 15, 2011.

WORLDSTAR ENERGY, CORP.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
September 30, 2008

INDEX

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

It is the opinion of management the interim consolidated financial statements for the six months ended September 30, 2008 and 2007 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading. These consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended March 31, 2008. All adjustments are of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended March 31, 2008.

WORLDSTAR ENERGY, CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND MARCH 31, 2008

	September 30,	March 31,
	2008	2008
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$9,727	$9,908
Amount due from a minority stockholder (notes 7 and 15)	77,257	77,257
Prepaid expenses	81,396	81,396

Total Current Assets	168,380	168,561

Property, plant and equipment, net (note 8)	28,085	30,414

Total Assets	$196,465	$198,975

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$219,529	$219,529
Loans from directors (notes 10 and 15)	3,433,571	3,433,571
Amount due to related companies (notes 7 and 15)	1,012,738	1,012,738
Amount due to a director (notes 7 and 15)	624,133	624,133
Short-term loans (note 11)	34,052	34,052

Total Liabilities	5,324,023	5,324,023

Stockholders’ Equity (Deficiency):
Capital stock (note 12)	57,762	57,762
Additional paid-in capital	7,119,843	7,119,843
Share issue costs	(556,875)	(556,875)
Accumulated other comprehensive income	244	244
Deficit accumulated during the development stage	(11,748,532)	(11,746,022)

Total Stockholders’ Equity (Deficiency)	(5,127,558)	(5,125,048)

Total Liabilities and Stockholders’ Equity (Deficiency)	$196,465	$198,975

Nature of Operations and Going Concern (note 1)
Commitment and Contingencies (note 13)
Minority Interests (note 14)
Subsequent events (note 19)

The accompanying notes are an integral part of these interim consolidated financial statements.

WORLDSTAR ENERGY, CORP.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

					Cumulative
	Three Months Ended		Six Months Ended		Total Since
	September 30,		September 30,		Inception
	2008	2007	2008	2007

Operating expenses
Amortization of mineral exploration rights and depreciation of property, plant and equipment	$1,164	$334,980	$2,329	$578,343	$1,325,725
Property exploration and maintenance	–	390,473	–	390,473	419,836
General and administrative expenses	106	202,833	181	226,484	1,174,002

Loss before other expenses	(1,270)	(928,286)	(2,510)	(1,195,300)	(2,919,563)

Other income (expenses):
Write-off of mineral exploration rights	–	–	–	–	(7,317,739)
Finance costs	–	(4,106)	–	(9,025)	(9,011)
Other income	–	1,161	–	2,322	5,403

Total other expenses	–	(2,945)	–	(6,703)	(7,321,347)

Income (loss) before minority interests and income taxes	(1,270)	(931,231)	(2,510)	(1,202,003)	(10,240,910)

Minority interest in net loss of subsidiaries	–	–	–	–	5

Net loss and comprehensive loss	$(1,270)	$(931,231)	$(2,510)	$(1,202,003)	$(10,240,905)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	57,761,834	44,182,676	57,761,834	37,130,089

Basic and diluted loss per share of common stock	$(0.00)	$(0.02)	$(0.00)	$(0.03)

The accompanying notes are an integral part of these interim consolidated financial statements.

WORLDSTAR ENERGY, CORP.
INTERIM CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the	Total
			Paid-in	Share	Comprehensive	Development	Stockholders’
	Capital Stock		Capital	Issue Costs	Income	Stage	Equity

	Shares	Amount

Balance at March 31, 2007	1	$1	$–	$–	$–	$(21,090)	$(21,089)

Capital stock of NB eliminated on reverse acquisition	(1)	(1)	–	–	–	1	–
Balance of legal parent WorldStar Energy, Corp. (“legal parent’) stockholders’ equity before reverse acquisition	630,134	630	821,433	–	5,209	(1,834,900)	(1,007,628)
Reversal of legal parent’s stockholders’ equity at reverse acquisition	–	(630)	(821,433)	–	(5,209)	827,272	–
Shares issued on acquisition of NB	30,000,000	–	–	–	–	–	–
Facilitation fee for reverse acquisition	2,000,000	2,000	498,000	–	–	(500,000)	–
Private placement	22,000,000	22,000	5,478,000	(6,875)	–	–	5,493,125
Shares issued for finders’ fee	2,200,000	2,200	547,800	(550,000)	–	–	–
Shares issued to settle debt	931,700	932	626,673	–	–	–	627,605
Adjustment due to difference in par value of shares of NB and legal parent	–	30,630	(30,630)	–	–	–	–
Foreign currency translation	–	–	–	–	244	–	244
Loss for the year	–	–	–	–	–	(10,217,305)	(10,217,305)

Balance at March 31, 2008	57,761,834	57,762	7,119,843	(556,875)	244	(11,746,022)	(5,125,048)
Loss for the period	–	–	–	–	–	(2,510)	(2,510)
Balance at September 30, 2008	57,761,834	$57,762	$7,119,843	$(556,875)	$244	$(11,748,532)	$(5,127,558)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

			Cumulative
			Total Since
	2008	2007	Inception
Cash Flows From Operating Activities:
Net loss	$(2,510)	$(1,202,003)	$(10,240,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,329	578,343	1,325,725
Interest	–	–	812
Minority interest in net loss of subsidiaries	–	–	(5)
Write-off of mineral exploration rights	–	–	7,317,739
Changes in operating assets and liabilities
Amount due from a minority stockholder	–	–	(110,976)
Prepaid expenses	–	(41,500)	(77,772)
Other payables and accrued expenses	–	(61,904)	(52,802)
Amount due to related companies	–	–	869,385
Amount due to a minority stockholder	–	–	624,790
Net Cash Flows Provided by (Used in) Operating
Activities	(181)	(727,064)	(344,009)

Cash Flows From Investing Activities:
Purchase of equipment	–	–	(7,864)
Cash inflow on reverse take-over	–	24,346	24,346
Cash inflow from BGI and BGHK	–	–	424,120
Cash advance to BGHK before acquisition on
February 27, 2007	–	–	(3,714,286)
Net Cash Flows Provided by (Used in) Investing
Activities	–	24,346	(3,273,684)

Cash Flows From Financing Activities:
Amount advanced from ultimate holding company	–	–	3,540,000
Amount advanced from related parties	–	(13,219)	15,873
Amount advanced from minority shareholders	–	462,315	–
Amount advanced from a former stockholder	–	–	74,286
Amount advanced from a related party	–	242,037	–
Proceeds from short-term loans	–	–	127,100
Repayment of short-term loans	–	–	(127,100)
Proceeds from minority stockholders in
subscribing subsidiaries’ allotted shares	–	–	5
Proceeds from issuance of shares	–	–	1
Net Cash Flows Provided by (Used in) Financing
Activities	–	691,133	3,630,165

Foreign Exchange Effect on Cash	–	–	(2,745)
Net Increase (Decrease) in Cash and Cash
Equivalents	(181)	(11,585)	9,727
Cash and Cash Equivalents at Beginning of Period	9,908	24,146	–
Cash and Cash Equivalents at End of Period	$9,727	$12,561	$9,727

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

The Company is a holding company that only operates through its subsidiaries. Through its indirectly owned subsidiary, BGL, the Company is principally engaged in the exploration and the development of mineral deposits. BGL owns Mineral Exploration License Certificates issued by the Minerals and Petroleum Authority of Mongolia. These are rights to conduct mineral exploration on selected territory within Mongolia and have a specific tenure for BGL to conduct its exploration on reserves such as gold, copper, iron, cola and other rare minerals. As at September 30, 2008, we had not engaged in any exploration activities on the properties covered by the Mongolian licenses, as we had not yet completed our analysis of the existing database nor prioritized our exploration targets (Note 19 (a)). Subsequent to the period end, the Company sold its 100% interest in NB and acquired an exclusive sublicense from a private Canadian company for the manufacture of engineered construction products from palm oil tree waste material (notes 19 (b) and (c)). Our strategic plan remains contingent on, among other things, financing, the successful completion of all documents required under a letter of intent we have signed with the owners of Palm Oil Plantations in Indonesia, the construction of processing and manufacturing facilities, and our ability to establish relationships with suppliers and distributors in South East Asia, none of which can be assured.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses since inception (six months ended September 30, 2008 - $2,510; 2007 - $1,202,003), is currently unable to self-finance its operations, has a working capital deficiency of $5,155,643 (March 31, 2008 - $5,155,462), a deficit accumulated during the development stage of $11,748,532 (March 31, 2008 - $11,746,022), limited resources, no source of operating cash flow, no assurance that sufficient funding will be available to conduct further operations, debts comprised of accounts payable, amounts due to related companies, a director and short-term loans totaling $5,324,023 currently due or considered delinquent, no assurance that the Company will not face additional legal actions from those creditors, and there is no assurance that the Company’s business plans will become commercially viable or profitable. Any one or a combination of these above conditions could result in failure of the business and require the Company to cease operations.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of September 30, 2008 most of the cash and cash equivalents were denominated in US dollars and were placed with banks in Mongolia, Hong Kong and Canada.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and amounts due from related parties. As of September 30, 2008, substantially all of the Company and related companies’ cash and cash equivalents and related companies were held by major financial institutions located in Mongolia, Hong Kong, and Canada which management believes are of high credit quality.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(iv)

In May 2008, the FASB issued FASB FSB Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSB APB 14-1”). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. FSP APB 14-1 will become effective January 1, 2009. The Company does not expect that FSB APB 14-1 will have a material impact on the Company’s consolidated financial statements.

(v)

In June 2008, the FASB issued FSP EITF 03 -6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03 -6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share”. Under the guidance in FSP EITF 03 -6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior period earnings per share amounts presented shall be adjusted retrospectively. The Company does not expect that FSP EITF 03-6-1 will have a material impact on the Company’s consolidated financial statements.

(vi)

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF No. 07 -5”). EITF No. 07-5 provides guidance for determining whether an equity- linked financial instrument (or embedded feature) is indexed to an entity’s own stock.

EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07 -5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of EITF No. 07-5 to change the classification or measurement of its financial instruments

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

4.	FINANCIAL INSTRUMENTS AND RISKS

The Company has classified its financial instruments as follows:

  Cash and cash equivalents – as held-for-trading
  Amount due from a director – as loans and receivables
  Accounts payable, loans from directors, amount due to related companies, amount due to a director, and short -term loans – as other financial liabilities
(a)	Fair value

The carrying amounts of cash and cash equivalents, accounts payable and short-term loans approximate their respective fair values because of the short-term maturities of those instruments. The fair values of amounts due to related companies, loans from directors, amount due to a director have not been disclosed as their fair values cannot be reliably measured since the parties are not at arm’s length.

(b)	Credit risk

Credit risk is the risk that a counter -party to a financial instrument will fail to discharge its contractual obligations.

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

The Company’s concentration of credit risk and maximum exposure thereto is as follows:

	September 30,	March 31,
	2008	2008
Cash	$9,696	$9,877
Short-term investments	31	31
Amount due from a director	77,257	77,257

	$86,984	$87,165

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

4.	FINANCIAL INSTRUMENTS AND RISKS (Cont’d)

obligations as they become due. The Company’s approach to managing liquidity risk is to provide reasonable assurance that it will have sufficient funds to meet liabilities when due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash and cash equivalents at September 30, 2008 totalled $9,727 (March 31, 2008 - $9,908) which will not be sufficient to meet its obligations related to its accounts payable and accrued liabilities of $219,529 (March 31, 2008 - $219,529) and a total of $5,104,494 (2008 - $5,104,494) for loans from directors, related companies; a director, due to related companies and short-term loans.

All its non-derivative financial liabilities are made up of accounts payable which are due within the first fiscal quarter of 2009 and loans from directors, due to related companies; due to a director and short -term loans are due on demand.

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

The Company’s cash and cash equivalents consist of cash held in bank accounts and short-term investments. Due to the short-term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows as of September 30, 2008.

(ii)	Foreign currency risk

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

4.	FINANCIAL INSTRUMENTS AND RISKS (Cont’d)

The Company is exposed to foreign currency risk as certain monetary financial instruments are denominated in Mongolian Tugrug (“MNT”). The Company has US$1,127,000 (March 31, 2008 - $1,127,000) of net monetary liabilities in MNT and the Company’s sensitivity analysis suggests that a change in absolute rate of exchange in MNT by 10% (2008 – 10%) would increase or decrease net loss by $112,700 (March 31, 2008 - $112,700) in these consolidated financial statements. The Company has not entered into any foreign currency contracts to mitigate this risk.

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

The consolidated statements of operations and cash flows for the six months ended September 30, 2007, onward are those of National Base to the date of the reverse takeover when operations were combined.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

5.	REVERSE TAKOVER AND RECAPITALIZATION (Cont’d)

The consolidated balance sheets at September 30 and March 31, 2008, statements of operations and cash flows for the six months ended September 30, 2008 include National Base’s operations and cash flows for the six months ended September 30, 2008 and the Company’s operations and cash flows for the six months ended September 30, 2008. The number of common shares outstanding as at September 30, 2008 are those of the Company’s.

The results of operations of the Company for the period from April 1, 2007 to August 14, 2007 are as follows:

Expenses
Management fees	$20,000
Professional fees	48,719
Transfer agent and filing fees	2,884
Foreign exchange	1,148
Office	131
Write-off of Indonesian project costs	159,000
Loss for the period	$231,882

6.	INCOME TAXES

United States

The Company is subject to income tax at the rate of 35% on income earned in the United States. As of September 30, 2008, all of the Company’s operations were carried on outside the US and the Company had accumulated losses for income tax purposes of approximately $2,400,000, however, utilization of any such losses against future taxable income is limited under the Internal Revenue Code as a result of corporate reorganizations in 2002 and 2007 involving separate changes in control which substantially restrict tax loss utilization.

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

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

7.	AMOUNT DUE FROM/TO A MINORITY STOCKHOLDER, AMOUNT DUE TO RELATED COMPANIES, AMOUNT DUE TO A FORMER STOCKHOLDER

The amounts are interest-free, unsecured and repayable on demand.

8.	PROPERTY, PLANT AND EQUIPMENT

	September 30,
	2008	March 31, 2008

Costs:
Furniture	$497	$497
Computer software	34,830	34,830
Computers	361	361
	35,688	35,688

Accumulated depreciation	(7,603)	(5,274)
Net	$28,085	$30,414

9.	MINERAL EXPLORATION RIGHTS

	September 30,
	2008	March 31, 2008
Cost	$-	$8,636,214
Accumulated amortization	-	(1,318,475)
	-	7,317,739
Write-off of mineral exploration rights	-	(7,317,739)
Net	$–	$–

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

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

11.	SHORT-TERM LOANS

As of September 30, 2008 the unsecured loans granted from a third party bear interest at 12% per annum with a term of maturity less than 1 year.

12.	CAPITAL STOCK

The authorized common stock of the Company consists of 100,000,000 common shares (previously 25,000,000 shares) with a par value of $0.001, following the approval by stockholders of an amendment to the Company’s Articles of Incorporation effective April 1, 2005.

On August 14, 2007, the Company issued 30,000,000 common shares pursuant to the reverse takeover transaction (Note 5) to acquire a 100% interest in National Base Investment Limited, together with an additional 2,000,000 common shares issued in facilitation of this transaction.

Concurrently, the Company also completed a private placement financing of 22,000,000 common shares at a price of $0.25 per share for gross proceeds of $5,500,000. A financing fee of 2,200,000 common shares at a price of $0.25 per share and $6,875 in cash were also paid.

Additionally, 931,700 shares were issued for debt settlement.

12.	CAPITAL STOCK (Cont’d)

During the year ended March 31, 2008, 500,000 common shares, valued at a market price of $0.31, were issued for debt settlement of $179,705 to a company whose principal is a director of the Company. This transaction resulted in a gain on debt settlement of $24,705 in the 124 day-period ended March 31, 2007. During the year ended March 31, 2008, 272,700 common shares at market value of $1.15 per share and 159,000 common shares at a market value of $1.00 per share were issued by the Company to its certain non-related shareholders for debt settlement.

No share issuances occurred during the period ended September 30, 2008.

13.	COMMMITMENT AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of September 30, 2008.

14.	MINORITY INTERESTS

Minority interests result from the consolidation of 98% owned subsidiary of BGI and 50.96% owned subsidiaries of BGHK and BGL. As of September 30, 2008, BGI, BGHK and BGL recorded a net liability. As a result, the minority interests in the net loss of these subsidiaries is $Nil for the six months ended September 30, 2008 due to the minority stockholders’ equity balance being $Nil at March 31, 2008. Such minority interests in the net losses of the subsidiaries have not been recorded, the minority interests in future profits will not be recognized until the aggregate of such profits equal the aggregate unrecognized losses.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

15.	RELATED PARTY TRANSACTIONS

Apart from the transactions as disclosed in notes 7, 10 and 12 to the consolidated financial statements, during the six months ended September 30, 2008 and 2007, the Company had no other material transactions with its related parties during the reporting periods. Amounts due to related parties are non-interest bearing and unsecured. These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

16.	SEGMENT INFORMATION

The Company operates in a single segment, being conducting mineral exploration on selected territory within Mongolia (note 19(a)).

All of the Company’s long-lived assets are located in the Mongolia territory during the reporting periods.

17.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six months	Six months
	ended	ended	Cumulative
	September 30,	September 30,	Total Since
	2008	2007	Inception

Cash paid for:
Interest	$–	$4,161	$4,161
Income taxes	$–	$–	$–
Shares issued for debt settlement	$–	$627,605	$627,605

18.	RISK AND CAPITAL MANAGEMENT; FINANCIAL INSTRUMENTS

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

a)

Effective September 8, 2011, the Company sold its 100% interest in NB to an arm’s length party in exchange for $10 and an indemnification in favor of the Company against all present and future obligations of NB. As a result of the sale, the Company will cease consolidating NB on that date, which will result in reductions of assets and liabilities. On a pro- forma basis (as if the sale of NB had occurred on September 30, 2008), the assets would be reduced by $191,559, the total liabilities would be reduced by $5,095,628 with a resultant gain of $4,904,069.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

19.	SUBSEQUENT EVENTS (Cont’d)

As at September 30, 2008, pro-forma continuing operations would consist of assets of $4,906 and liabilities of $228,395. Operations for the period ended September 30, 2008 would have amounted to a net loss of $181 and a loss per share of $0.00.

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

The following discussion of our financial condition, changes in financial condition and results of operations for the six month periods ended September 30, 2008 and 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six month periods ended September 30, 2008 and 2007. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading “Risk Factors”.

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

Our principal executive offices are located at Rm 803, 8/F, Jubilee Centre, No. 42 Gloucester Road Wanchai, Hong Kong, China

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

Current Status

As at September 30, 2008, we had not engaged in any exploration activities on the properties covered by the Mongolian licenses, as we had not yet completed our analysis of the existing database nor prioritized our exploration targets.

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

Capital Costs

During the next 12 months we anticipate that we will not generate any revenue. We had cash of $9,727 and a working capital deficiency of $5,155,643 at September 30, 2008.

Results of Operations – Six months Ended September 30, 2008 and 2007

The following table sets forth our operating results for the six months ended September 30, 2008, as compared with our operating results for the six months ended September 30, 2007.

Consolidated Loss from Operations

	Six Months Ended
			Change
	September 30,	September 30,	(Increase/
	2008	2007	Decrease)
	(unaudited)	(unaudited)	(unaudited)

Amortization of mineral exploration rights and depreciation of equipment	$2,329	$578,343	$(576,014)
Property exploration and maintenance	–	390,473	(390,473)
General and administrative expenses	181	226,484	(226,303)

Loss from operations	$(2,510)	$(1,195,300)	$1,192,790

Amortization of Mineral Exploration Rights and Depreciation of Property, Plant and Equipment

Our amortization and depreciation expenses decreased to $2,329 in 2008, as compared to $578,343 in 2007. The decrease was primarily due to the write-off of mineral exploration rights to $Nil at March 31, 2008, thus the amortization of mineral exploration rights recorded in 2008 was $Nil compared to $578,343 in 2007. The remainder was due to the increase in accumulated depreciation of property, plant and equipment in 2008 as compared to 2007.

Property Exploration and Maintenance

Property exploration and maintenance decreased to $Nil in 2008 as compared to $390,473 in 2007. The decrease was due to the write-off of mineral exploration rights to $Nil at March 31, 2008.

General and Administrative Expenses

Our general and administrative expenses decreased to $181 during 2008 as compared to $226,484 in 2007. The decrease in general and administrative expenses is primarily due to decrease in activities of the Company beginning April 1, 2008.

Consolidated Other Income (Expenses)

	Six Months Ended
			Change
	September 30,	September 30,	(Increase/
	2008	2007	Decrease)
	(unaudited)	(unaudited)	(unaudited)

Finance costs	–	(9,025)	9,025
Other income	–	2,322	(2,322)

Total other expenses	$–	$(6,703)	$6,703

Finance Costs

Finance costs are primarily attributable to the Acquisition of National Base. This decreased from $9,025 in 2007 to $Nil in 2008 due to the decrease in activities of the Company beginning April 1, 2008.

Net Loss

The following table reflects our net loss for the six months ended September 30, 2008 and 2007, after taking into account the amounts recognized as other income or expenses.

	Six Months Ended
			Change
	September 30,	September 30,	(Increase/
	2008	2007	Decrease)
	(unaudited)	(unaudited)	(unaudited)

Loss from operations	(2,510)	(1,195,300)	1,192,790
Other expenses	–	$(6,703)	$6,703

Net loss and comprehensive loss	$(2,510)	$(1,202,003)	$1,199,488

We recorded a net loss of $2,510 for the six months ended September 30, 2008 as compared to a net loss of $1,202,003 for the six months ended September 30, 2007. The increase in net loss between these periods is primarily related to:

  A decrease in general and administrative expenses due to decrease in activities of $226,303.

  A decrease in amortization of mineral exploration rights of $578,343.

  A decrease in property exploration and maintenance expenses of $390,473.

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

Cash and Working Capital

The following table sets forth our cash and cash equivalents and working capital as of September 30, 2008 and March 31, 2008:

	As of	As of
	September 30,	March 31, 2008
	2008

Cash and cash equivalents	$9,727	$9,908

Working capital surplus (deficiency)	$(5,155,643)	$(5,155,462)

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

Debt settlement

Upon closing of the Acquisition, 931,700 common shares were issued for debt and other settlements.

Cash Flows from Operating Activities

Our cash flows from operating activities during 2008 were $(181). Our cash flows from operating activities for 2008 include net loss of $2,510 and $2,329 in depreciation.

Our cash flows from operating activities during 2007 were $(727,064), primarily due to the net loss of $1,202,003, $578,343 in depreciation and amortization, a decrease in prepaid expenses of $41,500, and a decrease in other payables and accrued expenses of $61,904.

Cash Flows from Investing Activities

Our cash flows from investing activities during 2008 was $Nil.

Our cash flows from investing activities during 2007 were $24,346 due to the cash inflow on the Acquisition of National Base.

Cash Flows from Financing Activities

Our cash flows from financing activities during 2008 were $Nil compared to $691,133 for 2007.

During 2007, we made advancements to related parties of $13,219, received advances from minority shareholders of $462,315. As well, proceeds from short-term loans amounted to $242,037.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of September 30, 2008 most of the cash and cash equivalents were denominated in US dollars and were placed with banks in Mongolia, Hong Kong and Canada.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and amounts due from related parties. As of September 30, 2008, substantially all of the Company and related companies’ cash and cash equivalents and related companies were held by major financial institutions located in Mongolia, Hong Kong, and Canada which management believes are of high credit quality.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer, Rudy Azali, and our Chief Financial Officer, Michael Kinley, are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting, however, our filings have been delinquent during the period from September 30, 2008 to date as the Company did not have the financial resources to fund the costs involved in completing these filings. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2008.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2008 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

We had net loss of $2,510 for the six months ended September 30, 2008, and a net loss of $1,201,998 for the six months ended September 30, 2007. As of September 30, 2008, we had a working capital deficiency of $5,155,643. This deficiency includes current liabilities of $5,324,023 representing payables, amount due to related companies, and short-term loans. In addition, in order to preserve our rights under our sublicense agreement with Fire Block Technologies Inc., we are under obligations to pay a continuing royalty to Fire Block Technologies Inc., and to purchase certain escalating minimum quantities of ZeroignitionTM Solution from Fire Block Technologies Inc. during each year of the term of the sublicense agreement.

We do not presently have sufficient financial resources to undertake the acquisition of any business or assets that we may identify.

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

As of September 30, 2008, the outstanding principal and unpaid interest amount of our debt was $5,324,023. The widely reported domestic and global recession, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our financial condition, and if sustained or worsened, such adverse effects could continue or deteriorate. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. These conditions have made it difficult for us to obtain capital and financing and have limited our flexibility to plan for acquisitions of any business or assets that we may identify. If these conditions persist or deteriorate, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

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

Our reactivation plan is based on several key assumptions which, if proved to be invalid, could seriously impact the success of our plan.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not purchased any of our shares of common stock during the period covered by this quarterly report on Form 10-Q.

Item 3.	(Removed and Reserved)

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit
Number	Description

Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1	Post Transaction Schematic of Corporate Structure(1)

Articles of Incorporation and By–laws

3.1	Certificate of Incorporation WorldStar Energy, Corp.(2)
3.2	Bylaws of WorldStar Energy, Corp.(2)

Material Contracts

10.1	Share Purchase Agreement among WorldStar, Jewel Star Group Limited and National Base Investment Limited, dated February 12, 2007(1)
10.2	Form of Subscription Agreement for private placement pursuant to Regulation S(1)
10.3	Finder’s Fee Agreement for private placement pursuant to Regulation S(1)
10.4	Debt Settlement Agreement with Winslow Associates Management & Communications Inc.(1)

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(3)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(3)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

Notes
(1)	Incorporated by reference from our Current Report on Form 8K filed with the SEC on August 24, 2007.

(2)	Incorporated by reference from our Registration Statement on Form SB–2 filed with the SEC on September 3, 1999.

(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDSTAR ENERGY, CORP.

By:	/s/ “Rudi Azali”
Rudi Azali
(Principal Executive Officer)
Chief Executive Officer

Date:	September 15, 2011

By:	/s/ “Michael Kinley”
Michael Kinley
(Principal Financial Officer and Principal Accounting Officer)
Chief Financial Officer

Date:	September 15, 2011