Form 10-Q
period 2008-12-31
WORLDSTAR ENERGY, CORP.
filed 2011-09-19
CIK 1093677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 1-08733

WORLDSTAR ENERGY, CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0409163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rm 803, 8/F, Jubilee Centre
No. 42 Gloucester Road
Wanchai, Hong Kong, China	________
(Address of principal executive offices)	(Zip Code)

(852) 2790-5157
Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No[X]

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
Yes [   ]    No[X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
57,761,834 shares of common stock as of September 12, 2011.

WORLDSTAR ENERGY, CORP.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
December 31, 2008

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

It is the opinion of management the interim consolidated financial statements for the three and nine months ended December 31, 2008 and 2007 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading. These consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended March 31, 2008. All adjustments are of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended March 31, 2008.

WORLDSTAR ENERGY, CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND MARCH 31, 2008

	December 31,	March 31,
	2008	2008
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$9,557	$9,908
Amount due from a minority stockholder (notes 7 and 15)	77,257	77,257
Prepaid expenses	81,396	81,396

Total Current Assets	168,210	168,561

Property, plant and equipment, net (note 8)	26,920	30,414

Total Assets	$195,130	$198,975

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$219,529	$219,529
Loans from directors (notes 10 and 15)	3,433,571	3,433,571
Amount due to related companies (notes 7 and 15)	1,012,738	1,012,738
Amount due to a director (notes 7 and 15)	624,133	624,133
Short-term loans (note 11)	34,052	34,052

Total Liabilities	5,324,023	5,324,023

Stockholders’ Equity (Deficiency):
Capital stock (note 12)	57,762	57,762
Additional paid-in capital	7,119,843	7,119,843
Share issue costs	(556,875)	(556,875)
Accumulated other comprehensive income	244	244
Deficit accumulated during the development stage	(11,749,867)	(11,746,022)

Total Stockholders’ Equity (Deficiency)	(5,128,893)	(5,125,048)

Total Liabilities and Stockholders’ Equity (Deficiency)	$195,130	$198,975

Nature of Operations and Going Concern (note 1)
Commitment and Contingencies (note 13)
Minority Interests (note 14)
Subsequent events (note 19)

The accompanying notes are an integral part of these interim consolidated financial statements.

WORLDSTAR ENERGY, CORP.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
					Cumulative Total
	2008	2007	2008	2007	Since Inception

Operating expenses
Amortization of mineral exploration rights and depreciation of property, plant and equipment	$1,165	$289,385	$3,494	$867,728	$1,326,890
Property exploration and maintenance	–	–	–	390,473	419,836
General and administrative expenses	170	104,485	351	330,969	1,174,172

Loss before other expenses	(1,335)	(393,870)	(3,845)	(1,589,170)	(2,920,898)

Other income (expenses):
Write-off of mineral exploration rights	–	–	–	–	(7,317,739)
Finance costs	–	–	–	(9,025)	(9,011)
Other income	–	–	–	2,322	5,403

Total other expenses	–	–	–	(6,703)	(7,321,347)

Income (loss) before minority interests and income taxes	(1,335)	(393,870)	(3,845)	(1,595,873)	(10,242,245)

Minority interest in net loss of subsidiaries	–	–	–	–	5

Provision for income taxes	–	–	–	–	–

Net loss and comprehensive loss	$(1,335)	$(393,870)	(3,845)	$(1,595,873)	$(10,242,240)

Loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	57,761,834	57,761,834	57,761,834	44,032,345

Basic and diluted loss per share of common stock	$(0.00)	$(0.01)	(0.00)	$(0.04)

The accompanying notes are an integral part of these interim consolidated financial statements.

WORLDSTAR ENERGY, CORP.
INTERIM CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the	Total
			Paid-in	Share	Comprehensive	Development	Stockholders’
	Capital Stock		Capital	Issue Costs	Income	Stage	Equity

	Shares	Amount

Balance at March 31, 2007	1	$1	$–	$–	$–	$(21,090)	$(21,089)

Capital stock of NB eliminated on reverse acquisition	(1)	(1)	–	–	–	1	–
Balance of legal parent WorldStar Energy, Corp. (“legal parent’) stockholders’ equity before reverse acquisition	630,134	630	821,433	–	5,209	(1,834,900)	(1,007,628)
Reversal of legal parent’s stockholders’ equity at reverse acquisition	–	(630)	(821,433)	–	(5,209)	827,272	–
Shares issued on acquisition of NB	30,000,000	–	–	–	–	–	–
Facilitation fee for reverse acquisition	2,000,000	2,000	498,000	–	–	(500,000)	–
Private placement	22,000,000	22,000	5,478,000	(6,875)	–	–	5,493,125
Shares issued for finders’ fee	2,200,000	2,200	547,800	(550,000)	–	–	–
Shares issued to settle debt	931,700	932	626,673	–	–	–	627,605
Adjustment due to difference in par value of shares of NB and legal parent	–	30,630	(30,630)	–	–	–	–
Foreign currency translation	–	–	–	–	244	–	244
Loss for the year	–	–	–	–	–	(10,217,305)	(10,217,305)

Balance at March 31, 2008	57,761,834	57,762	7,119,843	(556,875)	244	(11,746,022)	(5,125,048)
Loss for the period	–	–	–	–	–	(3,845)	(3,845)
Balance at December 31, 2008	57,761,834	$57,762	$7,119,843	$(556,875)	$244	$(11,749,867)	$(5,128,893)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

			Cumulative
			Total Since
	2008	2007	Inception
Cash Flows From Operating Activities:
Net loss	$(3,845)	$(1,595,873)	$(10,242,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,494	867,728	1,326,890
Interest	–	–	812
Minority interest in net loss of subsidiaries	–	–	(5)
Write-off of mineral exploration rights	–	–	7,317,739
Changes in operating assets and liabilities
Amount due from a minority stockholder	–	–	(110,976)
Prepaid expenses	–	(116,500)	(77,772)
Other payables and accrued expenses	–	(27,804)	(52,802)
Amount due to related companies	–	–	869,385
Amount due to a minority stockholder	–	–	624,790
Net Cash Flows Used in Operating Activities	(351)	(872,449)	(344,179)

Cash Flows From Investing Activities:
Purchase of equipment	–	–	(7,864)
Cash inflow on reverse take-over	–	24,346	24,346
Cash inflow from BGI and BGHK	–	–	424,120
Cash advance to BGHK before acquisition on
February 27, 2007	–	–	(3,714,286)
Net Cash Flows Provided by (Used in) Investing Activities	–	24,346	(3,273,684)

Cash Flows From Financing Activities:
Amount advanced from ultimate holding company	–	–	3,540,000
Amount advanced from related parties	–	4,713	15,873
Amount advanced from minority shareholders	–	462,315	–
Amount advanced from a former stockholder	–	–	74,286
Amount advanced from a related party	–	369,414	–
Proceeds from short-term loans	–	–	127,100
Repayment of short-term loans	–	–	(127,100)
Proceeds from minority stockholders in subscribing subsidiaries’ allotted shares	–	–	5
Proceeds from issuance of shares	–	–	1
Net Cash Flows Provided by (Used in) Financing Activities	–	836,442	3,630,165

Foreign Exchange Effect on Cash	–	–	(2,745)
Net Increase (Decrease) in Cash and Cash Equivalents	(351)	(11,661)	9,557
Cash and Cash Equivalents at Beginning of Period	9,908	24,146	–
Cash and Cash Equivalents at End of Period	$9,557	$12,485	$9,557

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses since inception (nine months ended December 31, 2008 - $3,845; 2007 - $1,595,873), is currently unable to self-finance its operations, has a working capital deficiency of $5,155,813 (March 31, 2008 - $5,155,462), a deficit accumulated during the development stage of $11,749,867 (March 31, 2008 - $11,746,022), limited resources, no source of operating cash flow, no assurance that sufficient funding will be available to conduct further operations, debts comprised of accounts payable, amounts due to related companies, a director and short-term loans totaling $5,324,023 currently due or considered delinquent, no assurance that the Company will not face additional legal

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

1.          NATURE OF OPERATIONS AND GOING CONCERN (Cont’d)

actions from creditors regarding delinquent other payables and accrued expenses, loans from directors, amounts due to , related companies, and short-term loans, and there is no assurance that the Company’s business plans will become commercially viable or profitable. Any one or a combination of these above conditions could result in failure of the business and require the Company to cease operations

The Company's ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to repay its current obligations, fund working capital and overhead requirements, fund the development of the Company’s mineral exploration rights and the Company’s ability to achieve profitable operations. Management plans to obtain financing through future common share private placements. The Company’s continued existence is dependent upon its ability to achieve its operating plan. There can be no assurance provided the Company will be able to raise sufficient debt or equity capital from the sources described above, on satisfactory terms. If management is unsuccessful in obtaining financing or in achieving long-term profitable operations, the Company will be required to cease operations.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of December 31, 2008 most of the cash and cash equivalents were denominated in US dollars and were placed with banks in Mongolia, Hong Kong and Canada.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and amounts due from related parties. As of December 31, 2008, substantially all of the Company and related companies’ cash and cash equivalents and related companies were held by major financial institutions located in Mongolia, Hong Kong, and Canada which management believes are of high credit quality.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

(iv)

In May 2008, the FASB issued FASB FSB Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSB APB 14-1”). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. FSP APB 14- 1 will become effective January 1, 2009. The Company does not expect that FSB APB 14 -1 will have a material impact on the Company’s consolidated financial statements.

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

(vi)

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity- linked financial instrument (or embedded feature) is indexed to an entity’s own stock.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

4.          FINANCIAL INSTRUMENTS AND RISKS

The Company has classified its financial instruments as follows:

  Cash and cash equivalents – as held-for-trading
  Amount due from a director – as loans and receivables
  Accounts payable, loans from directors, amount due to related companies, amount due to a director, and short-term loans – as other financial liabilities

(a)        Fair value

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

The Company’s concentration of credit risk and maximum exposure thereto is as follows:

	December 31,	March 31,
	2008	2008
Cash	$9,526	$9,877
Short-term investments	31	31
Amount due from a director	77,257	77,257

	$86,814	$87,165

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company’s approach to managing liquidity risk is to provide

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

4.	FINANCIAL INSTRUMENTS AND RISKS (Cont’d)

reasonable assurance that it will have sufficient funds to meet liabilities when due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash and cash equivalents at December 31, 2008 totalled $9,557 (March 31, 2008 - $9,908) which will not be sufficient to meet its obligations related to its accounts payable and accrued liabilities of $219,529 (March 31, 2008 - $219,529) and a total of $5,104,494 (2008 - $5,104,494) for loans from directors, amounts due to ultimate holding company (pre-acquisition); related companies; a director; and a former stockholder, due to related companies and short-term loans.

All its non-derivative financial liabilities are made up of accounts payable and accrued liabilities which are due within the first fiscal quarter of 2009 and loans from directors, amounts due to ultimate holding company (pre-acquisition); due to related companies; due to a director; and due to a former stockholder, due to related parties and short -term loans are due on demand.

(d)	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices. Market risk comprises two types of risk: interest rate risk and foreign currency risk.

(d)	Market risk (Cont’d)

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

The Company’s cash and cash equivalents consist of cash held in bank accounts and short-term investments. Due to the short-term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows as of March 31, 2009.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

4.	FINANCIAL INSTRUMENTS AND RISKS (Cont’d)

	(ii)	Foreign currency risk

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

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

5.          REVERSE TAKOVER AND RECAPITALIZATION (Cont’d)

The consolidated statements of operations and cash flows for the nine months ended December 31, 2007, onward are those of National Base to the date of the reverse takeover when operations were combined. The consolidated balance sheets at December 31 and March 31, 2008, statements of operations and cash flows for the nine and three months ended December 31, 2008, statements of operations and cash flows for the three months ended December 31, 2007 include National Base’s operations and cash flows for the nine and three months ended December 31, 2008 and the three months ended December 31,2 007 and the Company’s operations and cash flows for the nine and three months ended December 31, 2008 and for the three months ended December 31, 2007. The number of common shares outstanding as at December 31, 2008 are those of the Company’s.

The results of operations of the Company for the period from April 1, 2007 to August 14, 2007 are as follows:

Expenses
Management fees	$20,000
Professional fees	48,719
Transfer agent and filing fees	2,884
Foreign exchange	1,148
Office	131
Write-off of Indonesian project costs	159,000

Loss for the period	$231,882

6.          INCOME TAXES

United States

The Company is subject to income tax at the rate of 35% on income earned in the United States. As of December 31, 2008, all of the Company’s operations were carried on outside the US and the Company had accumulated losses for income tax purposes of approximately $2,400,000, however, utilization of any such losses against future taxable income is limited under the Internal Revenue Code as a result of corporate reorganizations in 2002 and 2007 involving separate changes in control which substantially restrict tax loss utilization.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Mongolia

BGL is subject to Mongolia income tax at a rate of 10%. No provision of Mongolia income tax has been made in these financial statements as BGL has no taxable income during the reporting period.

7.          AMOUNT DUE TO RELATED COMPANIES AND AMOUNT DUE TO A DIRECTOR

The amounts are interest-free, unsecured and repayable on demand.

8.          PROPERTY, PLANT AND EQUIPMENT

	December 31,	March 31,
	2008	2008

Costs:
Furniture	$497	$497
Computer software	34,830	34,830
Computers	361	361
	35,688	35,688

Accumulated depreciation	(8,768)	(5,274)
Net	$26,920	$30,414

9.          MINERAL EXPLORATION RIGHTS

	December 31,	March 31,
	2008	2008

Cost	$-	$8,636,214

Accumulated amortization	-	(1,318,475)

	-	7,317,739

Write-off of mineral exploration rights	-	(7,317,739)

Net	$-	$-

The amount represents the mineral exploration rights within Mongolia in the form of 50 minerals exploration license certificates issued by the Minerals and Petroleum Authority of Mongolia. These are rights to conduct mineral exploration on selected territory within Mongolia and have a specific tenure for the Company to conduct its exploration.

During the year ended March 31, 2008, the Company wrote-off $7,317,739, the remaining balance of the mineral exploration rights (note 19(a)).

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

10.       LOANS FROM DIRECTORS

These amounts are interest-free, unsecured and repayable on demand.

11.       SHORT-TERM LOANS

As of December 31, 2008 the unsecured loans granted from a third party bear interest at 12% per annum with a term of maturity less than 1 year.

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

During the year ended March 31, 2008, 500,000 commonshares, valued at a market price of $0.31, were issued for debt settlement of $179,705 to a company whose principal is a director of the Company. This transaction resulted in a gain on debt settlement of $24,705 in the 124 day-period ended March 31, 2007. Also, 272,700 common shares at market value of $1.15 per share and 159,000 common shares at a market value of $1.00 per share were issued by the Company to its certain non-related shareholders for debt settlement.

No share issuances occurred during the nine-month period ended December 31, 2008.

13.       COMMMITMENT AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of December 31, 2008.

14.       MINORITY INTERESTS

Minority interests result from the consolidation of 98% owned subsidiary of BGI and 50.96% owned subsidiaries of BGHK and BGL. As of December 31, 2008, BGI, BGHK and BGL recorded a net liability. As a result, the minority interests in the net loss of these subsidiaries is $Nil for the nine months ended December 31, 2008 due to the minority stockholders’ equity balance being $Nil at March 31, 2008. Such minority interests in the net losses of the subsidiaries have not been recorded, the minority interests in future profits will not be recognized until the aggregate of such profits equal the aggregate unrecognized losses.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

15.       RELATED PARTY TRANSACTIONS

Apart from the transactions as disclosed in notes 7, 10 and 12 to the consolidated financial statements, during the nine months ended December 31, 2008 and 2007, the Company had no other material transactions with its related parties during the reporting periods. Amounts due to related parties are non-interest bearing and unsecured. These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

16.       SEGMENT INFORMATION

The Company operates in a single segment, being conducting mineral exploration on selected territory within Mongolia (note 19(a)).

All of the Company’s long-lived assets are located in the Mongolia territory during the reporting periods.

17.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine months	Nine months
	ended	ended	Cumulative
	December 31,	December 31,	Total Since
	2008	2007	Inception

Cash paid for:
Interest	$–	$4,161	$4,161
Income taxes	$–	$–	$–
Shares issued for debt settlement	$–	$627,605	$627,605

18.       RISK AND CAPITAL MANAGEMENT

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

The Company currently has no source of revenues; as such, the Company is dependent upon external financings or the sale of assets (or an interest therein) to fund activities. In order to carry future projects and pay for administrative costs, the Company will spend its existing working capital and raise additional funds as needed. Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable. There were no changes in the Company’s approach to capital management during the period ended December 31, 2008. The Company is not subject to externally imposed capital requirements.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

19.       SUBSEQUENT EVENTS

a)

Effective September 8, 2011, the Company sold its 100% interest in NB to an arm’s length party in exchange for $10 and an indemnification in favor of the Company against all present and future obligations of NB. As a result of the sale, the Company will cease consolidating NB on that date, which will result in reductions of assets and liabilities. On a pro-forma basis (as if the sale of NB had occurred on December 31, 2008), the assets would be reduced by $190,394, the total liabilities would be reduced by $5,095,628 with a resultant gain of $4,905,235.

As at December 31, 2008, pro-forma continuing operations would consist of assets of $4,736 and liabilities of $228,395. Operations for the period ended December 31, 2008 would have amounted to a net loss of $351 and a loss per share of $0.00.

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

Item 2.           Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine month periods ended December 31, 2008 and 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three and nine month periods ended December 31, 2008 and 2007. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading “Risk Factors”.

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

Our principal executive offices are located at Rm 803, 8/F, Jubilee Centre, No. 42 Gloucester Road Wanchai, Hong Kong, China.

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

Current Status

As at December 31, 2008, we had not engaged in any exploration activities on the properties covered by the Mongolian licenses, as we had not yet completed our analysis of the existing database nor prioritized our exploration targets.

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

Capital Costs

During the next 12 months we anticipate that we will not generate any revenue. We had cash of $9,557 and a working capital deficiency of $5,155,813 at December 31, 2008.

Results of Operations – Three and Nine months Ended December 31, 2008 and 2007

The following table sets forth our operating results for the three and nine months ended December 31, 2008, as compared with our operating results for the three and nine months ended December 31, 2007.

Consolidated Loss from Operations

	Three Months Ended			Nine Months Ended
	December	December	Change	December	December	Change
	31,	31,	(Increase/	31,	31,	(Increase/
	2008	2007	Decrease)	2008	2007	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Amortization of mineral exploration rights and depreciation of equipment	$1,165	$289,385	$(288,220)	$3,494	$867,728	$(864,234)
Property exploration and maintenance	–	–	–	–	390,473	(390,473)
General and administrative expenses	170	104,485	(104,315)	351	330,969	(330,618)

Loss from operations	$(1,335)	$(393,870)	$392,535	$(3,845)	$(1,589,170)	$1,585,325

Amortization of Mineral Exploration Rights and Depreciation of Property, Plant and Equipment

Our amortization and depreciation expenses decreased to $1,165 for the three months ended December 31, 2008, as compared to $289,385 for the three months ended December 31, 2007. The decrease was primarily due to the write-off of mineral exploration rights to $Nil at March 31, 2008, thus the amortization of mineral exploration rights recorded for the three months ended December 31, 2008 was $Nil compared to $287,730 for the three months ended December 31, 2007. The remainder was due to the decrease in accumulated depreciation of property, plant and equipment for the three months ended December 31, 2008 as compared to the same period in 2007.

Our amortization and depreciation expenses decreased to $3,494 for the nine months ended December 31, 2008, as compared to $867,728 for the nine months ended December 31, 2007. The decrease was primarily due to the write-off of mineral exploration rights to $ Nil at March 31, 2008, thus the amortization of mineral exploration rights recorded for the nine months ended December 31, 2008 was $Nil compared to $866,073 for the nine months ended December 31, 2007. The remainder was due to the increase in accumulated depreciation of property, plant and equipment for the nine months ended December 31, 2008 as compared to the same period in 2007.

Property Exploration and Maintenance

Property exploration and maintenance were $Nil for the three months ended December 31, 2008 and 2007.

Property exploration and maintenance decreased to $Nil for the nine months ended December 31, 2008 as compared to $390,473 for the nine months ended December 31, 2007. The decrease was due to the write-off of mineral exploration rights to $Nil at March 31, 2008.

General and Administrative Expenses

Our general and administrative expenses decreased to $170 for the three months ended December 31, 2008 as compared to $104,485 for the three months ended December 31, 2007. The decrease in general and administrative expenses is primarily due to decrease in activities of the Company beginning April 1, 2008.

Our general and administrative expenses decreased to $351 for the nine months ended December 31, 2008 as compared to $330,969 for the nine months ended December 31, 2007. The decrease in general and administrative expenses is primarily due to decrease in activities of the Company beginning April 1, 2008.

Consolidated Other Income (Expenses)

	Three Months Ended			Nine Months Ended
	December	December	Change	December	December	Change
	31,	31,	(Increase/	31,	31,	(Increase/
	2008	2007	Decrease)	2008	2007	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Finance costs	$–	$–	$–	$–	$(9,025)	$9,025
Other income	–	–	–	–	2,322	(2,322)

Total other expenses	$–	$–	$–	$–	$(6,703)	$6,703

Finance Costs

Finance costs are primarily attributable to the Acquisition of National Base. This was $Nil for the three months ended December 31, 2008 and 2007. Finance costs decreased from $9,025 for the nine months ended December 31, 2007 to $Nil for the nine months ended December 31, 2008 due to the decrease in activities of the Company beginning April 1, 2008.

Net Loss

The following table reflects our net loss for the three and nine months ended December 31, 2008 and 2007, after taking into account the amounts recognized as other income or expenses.

	Three Months Ended			Nine Months Ended
	December	December	Change	December	December	Change
	31,	31,	(Increase/	31,	31,	(Increase/
	2008	2007	Decrease)	2008	2007	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Loss from operations	$(1,335)	$(393,870)	$392,535	$(3,845)	$(1,589,170)	$1,585,325
Other expenses	–	–	–	–	(6,703)	6,703
Minority interest in net loss of subsidiaries	–	–	–	–	–	–
Provision for income taxes	–	–	–	–	–	–

Net loss and comprehensive loss	$(1,335)	$(393,870)	$392,535	$(3,845)	$(1,595,873)	$1,592,028

We recorded a net loss of $1,335 for the three months ended December 31, 2008 as compared to a net loss of $393,870 for the three months ended December 31, 2007. The decrease in net loss between these periods is primarily related to:

  A decrease in general and administrative expenses due to decrease in activities of $104,315.

  A decrease in amortization of mineral exploration rights of $287,730.

We recorded a net loss of $3,845 for the nine months ended December 31, 2008 as compared to a net loss of $1,595,873 for the nine months ended December 31, 2007. The decrease in net loss between these periods is primarily related to:

  A decrease in general and administrative expenses due to decrease in activities of $330,618.

  A decrease in amortization of mineral exploration rights of $867,728.

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

Cash and Working Capital

The following table sets forth our cash and cash equivalents and working capital as of December 31, 2008 and March 31, 2008:

	As of	As of
	December 31,	March 31,
	2008	2008

Cash and cash equivalents	$9,557	$9,908

Working capital surplus (deficiency)	$(5,155,813)	$(5,155,462)

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

Cash Flows from Operating Activities

Our cash flows from operating activities during the three months ended December 31, 2008 were $(170). Our cash flows from operating activities for the three months ended December 31, 2008 include net loss of $1,335 and $1,165 in depreciation.

Our cash flows from operating activities during the three months ended December 31, 2007 were $(145,385), primarily due to the net loss of $393,870, $289,385 in depreciation and amortization, a decrease in prepaid expenses of $75,000, and an increase in other payables and accrued expenses of $34,100.

Our cash flows from operating activities during the nine months ended December 31, 2008 were $(351). Our cash flows from operating activities for the nine months ended December 31, 2008 include net loss of $3,845 and $3,494 in depreciation.

Our cash flows from operating activities during the nine months ended December 31, 2007 were $(872,449), primarily due to the net loss of $1,595,873, $867,728 in depreciation and amortization, a decrease in prepaid expenses of $116,500, and a decrease in other payables and accrued expenses of $27,804.

Cash Flows from Investing Activities

Our cash flows from investing activities for the three months ended December 31, 2008 and 2007 and the nine months ended December 31, 2008 were $Nil.

Our cash flows from investing activities for the nine months ended December 31, 2007 were $24,346 due to the cash inflow on the Acquisition of National Base.

Cash Flows from Financing Activities

Our cash flows from financing activities for the three months ended December 31, 2008 were $Nil compared to $145,309 for the three months ended December 31, 2007.

During the three months ended December 31, 2007, we made advancements to related parties of $17,932 and received advances from minority shareholders of $127,377.

Our cash flows from financing activities for the nine months ended December 31, 2008 were $Nil compared to $836,442 for the nine months ended December 31, 2007.

During the nine months ended December 31, 2007, we made advances to related parties of $4,713, received advances from minority shareholders of $462,315 and received advances from a related company of $369,414.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of December 31, 2008 most of the cash and cash equivalents were denominated in US dollars and were placed with banks in Mongolia, Hong Kong and Canada.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and amounts due from related parties. As of December 31, 2008, substantially all of the Company and related companies’ cash and cash equivalents and related companies were held by major financial institutions located in Mongolia, Hong Kong, and Canada which management believes are of high credit quality.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting, however, our filings have been delinquent during the period from December 31, 2008 to date as the Company did not have the financial resources to fund the costs involved in completing these filings. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2008.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2008 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

We had net loss of $3,845 for the nine months ended December 31, 2008, and a net loss of $1,595,868 for the nine months ended December 31, 2007. As of December 31, 2008, we had a working capital deficiency of $5,155,813. This deficiency includes current liabilities of $5,324,023 representing payables and accrued expenses, loans from directors, amount due to related companies, and short-term loans. In addition, in order to preserve our rights under our sublicense agreement with Fire Block Technologies Inc., we are under obligations to pay a continuing royalty to Fire Block Technologies Inc., and to purchase certain escalating minimum quantities of ZeroignitionTM Solution from Fire Block Technologies Inc. during each year of the term of the sublicense agreement.

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

As of December 31, 2008, the outstanding principal and unpaid interest amount of our debt was $5,324,023. The widely reported domestic and global recession, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our financial condition, and if sustained or worsened, such adverse effects could continue or deteriorate. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. These conditions have made it difficult for us to obtain capital and financing and have limited our flexibility to plan for acquisitions of any business or assets that we may identify. If these conditions persist or deteriorate, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

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