Form 10-K
period 2009-03-31
WORLDSTAR ENERGY, CORP.
filed 2011-09-19
CIK 1093677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 0–27229

WORLDSTAR ENERGY, CORP.
(Exact name of registrant as specified in its charter)

Nevada	88–0409163
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Rm 803, 8/F, Jubilee Centre
No. 42 Gloucester Road
Wanchai, Hong Kong, China	__________
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (852) 2790-5157

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act
[   ] Yes    [X] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[   ] Yes    [X] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No [   ]

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
[X] Yes    [   ] No

The registrant’s common stock ceased to be eligible for quotation on the OTC Bulletin Board effective August 19, 2008, for failure to comply with NASD (now FINRA) Rule 6530. There is currently no public market for the registrant’s common stock. However, as reported in its current report on Form 8-K filed with the SEC on July 14, 2011, the registrant has acquired an exclusive sublicense dated June 29, 2011 from Fire Block Technologies Inc. to use and apply, in Southeast Asia, including China, the patent-pending processes and solutions licensed by Fire Block Technologies Inc. from Fire Block International Inc., a private Canadian company, for the manufacture of engineered construction products from palm oil tree waste material with zero ignition and zero flame spread properties. The registrant intends to pay a CAD$150,000 acquisition fee to Fire Block Technologies Inc. by way of the issuance of 10,000,000 fully paid shares of common stock in the capital of the registrant (at a deemed issue price per share of CAD$1.15, or $1.16 based on the noon exchange rate on September 6, 2011, as published by the Bank of Canada, of CAD$1.00: $0.9898) to Fire Block Technologies Inc. Accordingly, the aggregate market value of the registrant’s common stock held by non–affiliates of the registrant as of September 6, 2011, not including the deemed issue price at which such stock might be issued to Fire Block Technologies Inc., was approximately $31,623,373.

The registrant had 57,761,834 shares of common stock outstanding as of September 15, 2011.

- ii -

WORLDSTAR ENERGY, CORP.
Form 10–K

- iii -

- iv -

FORWARD–LOOKING STATEMENTS

The information in this annual report contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward–looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward–looking statements involve risks and uncertainties regarding the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products, and other factors. Forward–looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and mineral exploration rights acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward–looking statements. In some cases, you can identify forward–looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.

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

For further information, you should carefully read and consider the section of this annual report entitled “Risk Factors” beginning on page 4.

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

Current Status

As at March 31, 2009, we had not engaged in any exploration activities on the properties covered by the Mongolian licenses, as we had not yet completed our analysis of the existing database nor prioritized our exploration targets.

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

Incorporation and Principal Business Offices

We were formed under the laws of the State of Nevada on November 8, 1996. Our principal business offices are located at Rm 803, 8/F, Jubilee Centre, No. 42 Gloucester Road, Wanchai, Hong Kong, China, and our telephone number is (852) 2790-5157.

Accounting Treatment

The closing of the acquisition of National Base represented a change in control of our Company. For accounting purposes, this change in control constitutes a recapitalization of the Company, and the acquisition has been accounted for as a reverse merger whereby we, as the legal acquirer, are treated as the acquired entity, and National Base, the legal subsidiary, is treated as the acquiring company with the continuing operations. Accordingly, the consolidated results of operations and cash flows of the Company set forth in this Annual Report include those of National Base for all periods presented and those of the Company subsequent to the date of the acquisition of National Base.

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

We had net loss of $5,100 for the year ended March 31, 2009 and a net loss of $10,217,305 for the year ended March 31, 2008. As of March 31, 2009, we had a working capital deficiency of $5,155,904. This deficiency includes current liabilities of $5,324,023 representing payables and accrued expenses, loans from minority stockholders, amount due to related companies, amount due to a minority stockholder, amount due to a former stockholder, related party payable and short-term loans. In addition, in order to preserve our rights under our sublicense agreement with Fire Block Technologies Inc., we are under obligations to pay a continuing royalty to Fire Block Technologies Inc., and to purchase certain escalating minimum quantities of ZeroignitionTM Solution from Fire Block Technologies Inc. during each year of the term of the sublicense agreement.

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

As of March 31, 2009, the outstanding principal and unpaid interest amount of our debt was $5,324,023. The widely reported domestic and global recession, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our financial condition, and if sustained or worsened, such adverse effects could continue or deteriorate. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. These conditions have made it difficult for us to obtain capital and financing and have limited our flexibility to plan for acquisitions of any business or assets that we may identify. If these conditions persist or deteriorate, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

If future financing is not available to us when required, as a result of limited access to the credit markets or otherwise, or is not available on acceptable terms, we may not have sufficient working capital to permit us to identify and evaluate businesses and assets for possible acquisition. We may also be unable to respond to competitive pressures. Any of these circumstances could have an adverse effect on our financial condition.

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

We anticipate that we will be required to effect an offering of securities in connection with the build out of our infrastructure and the start-up of our planned business operations. Since we have no operations and only nominal assets, the safe harbor provided for in Rule 144 under the Securities Act of 1933, as amended, is not available to our security holders to facilitate the resale of any restricted securities of our Company, which could adversely affect the ability of our Company to obtain private placement financing without accompanying registration rights. The price of our common stock on any market that may develop for such stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock.

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

ITEM 2.            PROPERTIES

As indicated above, due in large part to the economic recession that commenced in the United States in December 2007, and the general worldwide economic downturn that followed, we were unable to raise sufficient financing to commence our planned exploration activities on the properties covered by the Mongolian licenses. As a result, in June of 2009, we were forced to cease operations in Mongolia, and we were unable to maintain our interests in the Mineral Exploration License Certificates issued by the Minerals and Petroleum Authority of Mongolia. Accordingly, the exploration rights represented by the Mongolian licenses were forfeited, our Company wrote off the remaining book value of $7,317,739 as of March 31, 2008, and we once again became a “shell” company as defined in Rule 12b–2 of the Exchange Act.

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

The Principal License was first issued April 6, 2004 and s capable of renewal for up to nine years from its issue date.

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

Khyargas Gold Prospective Section

The Khyargas gold prospective area is located in the north-west part of Khankhukhii Mountain in hilly terrain. The exploration field soil is semi-arid, dominated by sandy soil.

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

  a loss-carry-forward provision, improved depreciation allowances and a re-investment tax credit were included to compensate for the elimination of tax holidays that had been previously available to foreign owned companies.

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

The following table set forth, for the calendar periods indicated, the high and low closing sale price of our common stock on the OTC Bulletin Board.

OTC Bulletin Board

	2009	2008
1st Quarter	$0.94 – 2.00	$2.20 – 3.30
2nd Quarter	0.50 – 1.20	0.75 – 2.95
3rd Quarter	0.20 – 0.51	1.00 – 3.00
4th Quarter	0.20 – 0.20	1.01 – 5.50

Holders

The number of record holders of our common stock, $0.001 par value, as of September 6, 2011 was 102.

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

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal year ended March 31, 2009 on the following reports, as filed with the Securities and Exchange Commission. No securities were issued during this period.

Report	Date of Filing with SEC
Quarterly Report on Form 10– Q for the quarterly period ended June 30, 2008	September 15, 2011
Quarterly Report on Form 10– Q for the quarterly period ended September 30, 2008	September 15, 2011
Quarterly Report on Form 10– Q for the quarterly period ended December 31, 2008	September 15, 2011

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2009.

ITEM 6.            SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended March 31, 2009 and 2008 should be read in conjunction with our most recent audited consolidated financial statements for the years ended March 31, 2009 and 2008, which are included in this annual report, and the related notes to the consolidated financial statements. This discussion contains forward–looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward–looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

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

Forfeiture of Mineral Exploration Licenses

As at March 31, 2009, we had not engaged in any exploration activities on the properties covered by the Mongolian licenses, as we had not yet completed our analysis of the existing database nor prioritized our exploration targets.

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

Siempelkamp GmbH & Co, (“Siempelkamp”) (Krefeld, Germany), under contract with the owner of ZeroignitionTM technology and Fire Block Technologies Inc., has successfully completed product testing on OSB (oriented strand board), MDF (medium density fiberboard), particle board and “ZeroignitionTM Wallboard” (a sheetrock replacement) manufactured using the ZeroignitionTM New Materials Technology, both for traditional wood fiber boards and EFB (or “empty fruit basket”) waste material boards. Siempelkamp, a leader in lumber, cellulose fiber and wood products equipment manufacture and factory design, was established in 1883 and holds a 70% global market share in this industry, which represents 1,400 of the 2,000 OSB and MDF plants in the world.

Our sublicense is for a 10 year term, and is renewable for successive periods of 10 years each. We have paid a CAD$150,000 acquisition fee to Fire Block Technologies Inc. by way of the issuance of 10,000,000 fully paid shares of our common stock to Fire Block Technologies Inc. We have also agreed to pay a continuing royalty to Fire Block Technologies Inc. of: (a) 1% of the net invoice price from sales of Zeroignition™ Products by our Company and any of our sublicensees; and (b) 3% of our Company’s net invoice price from sales of any palm waste material that has been processed into pulp fibre (“ZiTM-Pulp”) or chips (“ZiTM-Chips”) and treated with ZeroignitionTM Solution for use as a raw material for the manufacture and production of engineered wood products. The 3% royalty relates to our Company’s obligation under the sublicense agreement to manufacture ZiTM-Pulp and ZiTM-Chips for sale to our own future sublicensees, as well as to certain existing manufacturers of Zeroignition™ Products in the territory covered by the sublicense. In addition, we have agreed to purchase from Fire Block Technologies Inc. certain minimum quantities of ZeroignitionTM Solution during each year of the term of the sublicense agreement, as follows: year 1 – CAD$5,000,000; year 2 - CAD$25,000,000; year 3 - CAD$75,000,000; year 4 and each subsequent year - CAD$100,000,000.

The sublicense agreement represents a key step in our reactivation; however, our strategic plan is still contingent on, among other things, the successful completion of all documents required under a letter of intent that we have signed with the owners of Palm Oil Plantations in Indonesia for the supply of palm oil tree waste material, as well as raising financing on acceptable terms to fund the construction of the required facilities to process palm oil tree waste material and manufacture our planned products, and to fund the start-up of operations. In addition, we will have to establish relationships with suppliers and distributors in South East Asia. Accordingly, we currently remain a “shell company” as defined in Exchange Act Rule 12b-2, as we have nominal assets and nominal operations

Liquidity and Financial Resources

We had cash of $9,466 and a working capital deficiency of $5,155,904 at March 31, 2009.

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

Cash and Working Capital

The following table sets forth our cash and cash equivalents and working capital as of March 31, 2009 and 2008:

	As of	As of
	March 31,	March 31,
	2009	2008

Cash and cash equivalents	$9,466	$9,908

Working capital surplus (deficiency)	$(5,155,904)	$(5,155,462)

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

Results of Operations – Years Ended March 31, 2009 and 2008

The following table sets forth our consolidated loss from operations during the fiscal years ended March 31, 2009 and 2008.

Consolidated Loss From Operations

	Year Ended	Year Ended
	March 31,	March 31,
	2009	2008

Amortization of mineral exploration rights and depreciation of property, plant and equipment	$(4,658)	$(1,323,133)
Property exploration and maintenance	–	(419,836)
General and administrative expenses	(442)	(1,153,801)
Loss from operations	$(5,100)	$(2,896,770)

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

Amortization of Mineral Exploration Rights and Depreciation of Property, Plant and Equipment

Our amortization and depreciation expenses decreased to $4,658 in 2009, as compared to $1,323,133 in 2008. The decrease was primarily due to the amortization of mineral exploration rights of $Nil in 2008 compared to $1,318,475 in 2008.

Property Exploration and Maintenance

Property exploration and maintenance decreased to $Nil in 2009 as compared to $419,836 in 2008. The decrease was due to the write-off of mineral exploration rights to $Nil at March 31, 2008.

General and Administrative Expenses

Our general and administrative expenses decreased to $442 during 2009 as compared to $1,153,801 during 2008. The decrease in general and administrative expenses is primarily due to decrease in activities of the Company beginning April 1, 2008.

Consolidated Other Income (Expenses)

	Year Ended	Year Ended
	March 31,	March 31,
	2009	2008

Write-off of mineral exploration rights	–	(7,317,739)
Finance Costs	–	(8,199)
Other income	–	5,403
Total other expenses	$–	$(7,320,535)

Write–off of Mineral Exploration Rights

During the year ended March 31, 2009, the Company ceased active mineral exploration operations in Mongolia and was not able to fund sufficient activities in order to maintain its interests in the Mineral Exploration License Certificates issued by the Minerals and Petroleum Authority of Mongolia. Accordingly, the exploration rights represented by those licenses were forfeited and the Company wrote off the remaining book value of $7,317,739 as of March 31, 2008.

Finance Costs

Finance costs are primarily attributable to the Acquisition of National Base. This decreased from $8,199 in 2008 to $Nil in 2009.

Net Loss

The following table reflects our net loss for the years ended March 31, 2009 and 2008, after taking into account the amounts recognized as other income or expenses.

	Year Ended	Year Ended
	March 31,	March 31,
	2009	2008
Loss from operations	$(5,100)	$(2,896,770)
Other expenses	–	(7,320,535)
Net loss	$(5,100)	$(10,217,305)

We recorded a net loss of $5,100 for the year ended March 31, 2009 as compared to a net loss of $10,217,305 for the year ended March 31, 2008. The decrease in net loss between these periods is primarily related to:

  A decrease in write-off of mineral exploration rights in the amount of $7,317,739.
  A decrease in general and administrative expenses due to decrease in activities of $1,153,359.
  A decrease in amortization of mineral exploration rights of $1,318,475.
  A decrease in property exploration and maintenance expenses of $419,836.

Cash Flows From Operating Activities

Our cash flows from operating activities during 2009 were $(442). Our cash flows from operating activities for 2009 include net loss of $5,100 and $4,658 in depreciation.

Our cash flows from operating activities during 2008 were $49,252. Our cash flows from operating activities for 2008 include net loss of $10,217,305, $1,323,133 in amortization and depreciation, write-off of mineral exploration rights of $7,317,739, an increase in amount due from a minority stockholder of $188,984, a decrease in prepaid expenses of $77,772, and increase in other payables and accrued expenses of $20,298, an increase in amount due to related companies of $869,385, and an increase in amount due to a minority stockholder of $624,790.

Cash Flows From Investing Activities

Our cash flows from investing activities during 2009 were $Nil.

Our cash flows from investing activities during 2008 were $16,482 primarily due to $24,346 cash inflow on the Acquisition of National Base. This amount was offset by the purchase of equipment of $7,864.

Cash Flows From Financing Activities

Our cash flows from financing activities during 2009 were $Nil compared to ($77,227) for 2008.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of March 31, 2009 most of the cash and cash equivalents were denominated in US dollars and were placed with banks in Mongolia, Hong Kong and Canada.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and amounts due from related parties. As of March 31, 2009, substantially all of the Company and related companies’ cash and cash equivalents and related companies were held by major financial institutions located in Mongolia, Hong Kong, and Canada which management believes are of high credit quality.

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

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of March 31, 2009 and 2008 for the years ended March 31, 2009 and 2008, and the related notes to the consolidated financial statements, are filed as part of this annual report beginning on page F–1 below, and are incorporated by reference in this Item 8.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting, however, our filings have been delinquent during the period from March 31, 2009 to date as the Company did not have the financial resources to fund the costs involved in completing these filings. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of March 31, 2009.

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

Management Report on Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a–15(f) Securities Exchange Act of 1934, as amended. Management (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control was effective as of March 31, 2009.

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

Changes in Internal Control Over Financial Reporting

During the year ended March 31, 2009, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T).      CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.            OTHER INFORMATION

Not applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers:

Name and Municipality of Residence	Age	Office	Director Since	Date Ceased as Director/Officer

Rudijanto Azali(1)	41	President, Chief Executive Officer and Director	July 8, 2011	Not applicable

Supriadi(2) Surabaya, East Java Indonesia	46	Director	June 6, 2011	Not applicable

Michael Kinley(4) Halifax, NS, Canada	61	Chief Financial Officer	December 2, 2003	Note 4

Richard Tay(3) Beijing, China	56	President, Chief Executive Officer and Director as at March 31, 2008	February 4, 2007	July 15, 2011

Notes

(1)	Mr. Azali was appointed as our President and a Director on July 8, 2011.

(2)	Mr. Supriadi was appointed as a Director on June 6, 2011.

(3)	Mr. Tay replaced Mr. Kinley as our President on February 4, 2007. Mr. Tay resigned from all positions with our Company on July 15, 2011.

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

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During the fiscal year ended March 31, 2009, except as disclosed below, these filings were made on a timely basis:

Reporting Person	No. of Late Reports During the Fiscal Year Ended March 31, 2009	No. of Late Reports During the Year Ended March 31, 2008
Richard Tay	Nil	Nil
Michael Kinley	Nil	Nil

Code of Ethics

Effective July 22, 2011 we adopted a Code of Ethics that applies to all of our directors and officers. This code summarizes the legal, ethical and regulatory standards that we must follow and is a reminder to our directors and officers of the seriousness of that commitment. Compliance with this code and high standards of business conduct is mandatory for each of our directors and officers. As adopted, our Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

ITEM 11.            EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal periods to:

(a)	the person(s) serving as our Company’s principal executive officer during the year ended March 31, 2009;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position During Year Ended March 31, 2008	Year or Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non– Equity Incentive Plan Compen– sation ($)	Non– qualified Deferred Compen– sation Earnings ($)	All Other Compen– sation Compen– sation ($)	Total ($)
Richard Tay(2) President and CEO	2009 2008	- -	- -	- -	- -	- -	- -	- -	- -

Michael Kinley(3) CFO and Former President and CEO	2009 2008 2007	- – –	- – –	- – –	- – –	- – –	- – –	- 60,000(4) –	- 60,000(5) –

Notes:

(1)	We have not granted options to acquire shares of our common stock or made any stock awards to any of our directors or officers.

(2)	Mr. Tay was appointed President and CEO effective February 4, 2007. He resigned from all positions with our Company on July 15, 2011.

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

Outstanding Equity Awards as of March 31, 2009

As of the date of our most recently completed fiscal year, we did not have any outstanding equity awards.

Equity Compensation Plans

As of the date of our most recently completed fiscal year, we did not have any compensation plans, including individual compensation plans, under which our equity securities are authorized for issuance.

Compensation of Directors

Except as outlined under Summary of Compensation Table above, there was no other compensation paid to directors of the Company for the year ended March 31, 2009.

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

  each named executive officer, each director and all of our directors and executive officers as a group; and

  each person who, as of March 31, 2009, was a named executive officer or a director, and all persons who were directors or executive officers as of March 31, 2009, as a group.

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

(2)	The address of the executive officers and directors is c/o WorldStar Energy, Corp., Rm 803, 8/F, Jubilee Centre, No. 42 Gloucester Road, Wanchai, Hong Kong, China.

(3)	Mr. Azali was appointed as President, Chief Executive Officer and a Director on July 8, 2011. Accordingly, he is not, by definition, a Named Executive Officer as of the year ended March 31, 2011.

(4)	Mr. Supriadi was appointed as a Director on June 6, 2011.

(5)	Mr. Tay was appointed Chief Executive Officer and director on February 4, 2007. He resigned from all positions with our Company on July 15, 2011.

(6)	Mr. Kinley resigned from all positions with our Company on January 30, 2009, but was re-appointed as Chief Financial Officer on July 15, 2011 .

(7)	These shares are held by Jewel Star of which Mr. Tay is the sole director and shareholder. Accordingly, Mr. Tay may be deemed to be the beneficial owner of these shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

You may read and copy all or any portion of the annual report or any other information that WorldStar Energy, Corp. files at the SEC’s public reference room at One Station Place, 100 F Street, NE, Washington, DC 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1–800–SEC–0330 for further information on the operation of the public reference room. Our SEC filings, including the annual report, are also available to you on the SEC’s website at www.sec.gov.

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

In June 2011, we appointed Smythe Ratcliffe LLP to serve as our independent auditors for the years ended March 31, 2009 and 2008. We have not retained the services of any other independent auditors.

Smythe Ratcliffe LLP performed the services listed below and the fees listed below were paid or accrued for the fiscal years ended March 31, 2009 and 2008:

Audit Fees

2009	2008
None	$32,516

Audit Related Fees

2009	2008
None	None

Audit Fees, of which 100% thereof were approved by the Company’s board of directors, consist of fees billed for professional services rendered for the audits of our financial statements, reviews of interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Smythe Ratcliffe LLPin connection with statutory and regulatory filings or engagements.

Tax Fees

2009	2008
None	None

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2009	2008
None	None

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

Our Company currently does not have an audit committee. Our board of directors is currently comprised of only two members and believes that the functions of the audit committee can be adequately performed by the board of directors. Our board of directors has assumed responsibility for the pre–approval of audit and permitted non–audit services to be performed by our Company’s independent auditor. The board of directors will, on an annual basis, consider and, if appropriate, approve the provision of audit and non–audit services by Smythe Ratcliffe LLP. Thereafter, the board of directors will, as necessary, consider and, if appropriate, approve the provision of additional audit and non–audit services by Smythe Ratcliffe LLP which are not encompassed by the board of directors’ annual pre–approval and are not prohibited by law. The board of directors has delegated to the chair of the board of directors the authority to pre–approve, on a case–by–case basis, non–audit services to be performed by Smythe Ratcliffe LLP.

PART IV

ITEM 15.            EXHIBITS

Exhibit
Number	Description

Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1	Post Transaction Schematic of Corporate Structure(1)

Articles of Incorporation and By–laws

3.1	Certificate of Incorporation of WorldStar Energy, Corp.(2)

3.2	Bylaws of WorldStar Energy, Corp.(2)

Material Contracts

10.1	Share Purchase Agreement among WorldStar, Jewel Star Group Limited and National Base Investment Limited, dated February 12, 2007(1)

10.2	Form of Subscription Agreement for private placement pursuant to Regulation S(1)

10.3	Finder’s Fee Agreement for private placement pursuant to Regulation S(1)

10.4	Debt Settlement Agreement with Winslow Associates Management & Communications Inc.(1)

Consents of Experts and Counsel

23.1	Consent of Smythe Ratcliffe LLP(3)

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(3)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(3)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes– Oxley Act of 2002(3)

Notes

(1)	Incorporated by reference from our Current Report on Form 8K filed with the SEC on August 24, 2007.

(2)	Incorporated by reference from our Registration Statement on Form SB–2 filed with the SEC on September 3, 1999.

(3)	Filed herewith.

FINANCIAL STATEMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10–K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WorldStar Energy, Corp.

We have audited the accompanying consolidated balance sheets of WoldStar Energy, Corp. as of March 31, 2009 and 2008, the related consolidated statements of operations and cash flows for each of the years ended March 31, 2009 and 2008 and the consolidated statements of changes in stockholders’ equity for the years ended March 31, 2009 and 2008 and the cumulative period from inception (November 28, 2006) through March 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of WorldStar Energy, Corp. as of March 31, 2009 and 2008 and the results of their operations and their cash flows for the years ended March 31, 2009 and 2008 and the cumulative period from inception (November 28, 2006) through March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company reported a net loss of $5,100 during the year ended March 31, 2009 and a net loss of $10,217,305 during the year ended March 31, 2008. In addition, as of March 31, 2009 and 2008, the Company reported a deficit in net working capital of $5,155,904 and $5,155,462, respectively, and reported net cash provided by (used in) operating activities of $(442) and $49,252 for the years ended March 31, 2009 and 2008, respectively. As discussed in note 1 to the consolidated financial statements, the Company’s significant historical operating losses, lack of liquidity, and inability to make the principal and interest payment to its debtors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in note 1. The consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As described in note 19, in August 2011, the Company sold its 100% interest in National Base Investment Limited and has currently acquired an exclusive sublicense for new technology in construction material.

Chartered Accountants

Vancouver, British Columbia, Canada
September 15, 2011

WORLDSTAR ENERGY, CORP.
CONSOLIDATED BALANCE SHEETS

	At March 31,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$9,466	$9,908
Amount due from a director (note 15)	77,257	77,257
Prepaid expenses	81,396	81,396

Total Current Assets	168,119	168,561

Property, plant and equipment, net (note 8)	25,756	30,414

Total Assets	$193,875	$198,975

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$219,529	$219,529
Loans from directors (notes 10 and 15)	3,433,571	3,433,571
Amount due to related companies (notes 7 and 15)	1,012,738	1,012,738
Amount due to a director (notes 7 and 15)	624,133	624,133
Short-term loans (note 11)	34,052	34,052

Total Liabilities	5,324,023	5,324,023

Stockholders’ Equity (Deficiency):
Capital stock (57,761,834 common shares issued (note 12))	57,762	57,762
Additional paid-in capital	7,119,843	7,119,843
Share issue costs (note 12)	(556,875)	(556,875)
Accumulated other comprehensive income	244	244
Deficit accumulated during the development stage	(11,751,122)	(11,746,022)

Total Stockholders’ Equity (Deficiency)	(5,130,148)	(5,125,048)

Total Liabilities and Stockholders’ Equity (Deficiency)	$193,875	$198,975

Nature of Operations and Going Concern (note 1)
Commitment and Contingencies (note 13)
Subsequent events (note 19)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Cumulative
	March 31,	March 31,	Total Since
	2009	2008	Inception

Operating expenses
Amortization of mineral exploration rights and depreciation of property, plant and equipment	$4,658	$1,323,133	$1,328,054
Property exploration and maintenance	–	419,836	419,836
General and administrative expenses	442	1,153,801	1,174,263

Loss before other expenses	(5,100)	(2,896,770)	(2,922,153)

Other income (expenses):
Write-off of mineral exploration rights	–	(7,317,739)	(7,317,739)
Finance costs	–	(8,199)	(9,011)
Other income	–	5,403	5,403

Total other expenses	–	(7,320,535)	(7,321,347)

Income (loss) before minority interests	(5,100)	(10,217,305)	(10,243,500)

Minority interest in net loss of subsidiaries	–	–	5

Net loss and comprehensive loss	$(5,100)	$(10,217,305)	$(10,243,495)

Loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	57,761,834	47,754,240

Basic and diluted loss per share of common stock	$(0.00)	$(0.21)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the	Total
			Paid-in	Share	Comprehensive	Development	Stockholders’
	Capital Stock		Capital	Issue Costs	Income	Stage	Equity

	Shares	Amount

Inception at November 28, 2006 (legal subsidiary National Base Investment Limited (“NB”))	1	$1	$–	$-	$–	$-	$1

Loss for the period	–	–	–	–	–	(21,090)	$(21,090)

Balance at March 31, 2007	1	1	–	–	–	(21,090)	(21,089)

Capital stock of NB eliminated on reverse acquisition	(1)	(1)	–	–	–	1	–
Balance of legal parent WorldStar Energy, Corp. (“legal parent’) stockholders’ equity before reverse acquisition	630,134	630	821,433	–	5,209	(1,834,900)	(1,007,628)
Reversal of legal parent’s stockholders’ equity at reverse acquisition	–	(630)	(821,433)	–	(5,209)	827,272	–
Shares issued on acquisition of NB	30,000,000	–	–	–	–	–	–
Facilitation fee for reverse acquisition	2,000,000	2,000	498,000	–	–	(500,000)	–
Private placement	22,000,000	22,000	5,478,000	(6,875)	–	–	5,493,125
Shares issued for finders’ fee	2,200,000	2,200	547,800	(550,000)	–	–	–
Shares issued to settle debt	931,700	932	626,673	–	–	–	627,605
Adjustment due to difference in par value of shares of NB and legal parent	–	30,630	(30,630)	–	–	–	–
Foreign currency translation	–	–	–	–	244	–	244
Loss for the year	–	–	–	–	–	(10,217,305)	(10,217,305)

Balance at March 31, 2008	57,761,834	57,762	7,119,843	(556,875)	244	(11,746,022)	(5,125,048)
Loss for the year	–	–	–	–	–	(5,100)	(5,100)
Balance at March 31, 2009	57,761,834	$57,762	$7,119,843	$(556,875)	$244	$(11,751,122)	$(5,130,148)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Cumulative
	March 31,	March 31,	Total Since
	2009	2008	Inception
Cash Flows From Operating Activities:
Net loss	$(5,100)	$(10,217,305)	$(10,243,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	4,658	1,323,133	1,328,054
Interest	–	–	812
Minority interest in net loss of subsidiaries	–	–	(5)
Write-off of mineral exploration rights	–	7,317,739	7,317,739
Changes in operating assets and liabilities
Amount due from a minority stockholder	–	188,984	(110,976)
Prepaid expenses	–	(77,772)	(77,772)
Other payables and accrued expenses	–	20,298	(52,802)
Amount due to related companies	–	869,385	869,385
Amount due to a minority stockholder	–	624,790	624,790

Net Cash Flows Provided by (Used in) Operating Activities	(442)	49,252	(344,270)

Cash Flows From Investing Activities:
Purchase of equipment	–	(7,864)	(7,864)
Cash inflow on reverse take-over	–	24,346	24,346
Cash inflow from BGI and BGHK	–	–	424,120
Cash advance to BGHK before acquisition on
February 27, 2007	–	–	(3,714,286)

Net Cash Flows Provided by (Used in) Investing Activities	–	16,482	(3,273,684)

Cash Flows From Financing Activities:
Amount advanced from ultimate holding company	–	–	3,540,000
Amount advanced from related parties	–	15,873	15,873
Amount advanced from a former stockholder	–	–	74,286
Proceeds from short-term loans	–	34,000	127,100
Repayment of short-term loans	–	(127,100)	(127,100)
Proceeds from minority stockholders in
subscribing subsidiaries’ allotted shares	–	–	5
Proceeds from issuance of shares	–	–	1

Net Cash Flows Provided by (Used in) Financing
Activities	–	(77,227)	3,630,165

Foreign Exchange Effect on Cash	–	(2,745)	(2,745)

Net Increase (Decrease) in Cash and Cash Equivalents	(442)	(14,238)	9,466

Cash and Cash Equivalents at Beginning of Period	9,908	24,146	–

Cash and Cash Equivalents at End of Period	$9,466	$9,908	$9,466

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2009 AND 2008

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

The Company is a holding company that only operates through its subsidiaries. Through its indirectly owned subsidiary, BGL, the Company is principally engaged in the exploration and the development of mineral deposits. BGL owns Mineral Exploration License Certificates issued by the Minerals and Petroleum Authority of Mongolia. These are rights to conduct mineral exploration on selected territory within Mongolia and have a specific tenure for BGL to conduct its exploration on reserves such as gold, copper, iron, cola and other rare minerals. As at March 31, 2009, we had not engaged in any exploration activities on the properties covered by the Mongolian licenses, as we had not yet completed our analysis of the existing database nor prioritized our exploration targets (Note 19 (a)). Subsequent to the year end, the Company sold its 100% interest in NB and acquired an exclusive sublicense from a private Canadian company for the manufacture of engineered construction products from palm oil tree waste material (notes 19 (b) and (c)). Our strategic plan remains contingent on, among other things, financing, the successful completion of all documents required under a letter of intent we have signed with the owners of Palm Oil Plantations in Indonesia, the construction of processing and manufacturing facilities, and our ability to establish relationships with suppliers and distributors in South East Asia, none of which can be assured.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses since inception (2009 - $5,100; 2008 - $10,217,305), is currently unable to self-finance its operations, has a working capital deficiency of $5,155,904 (2008 - $5,155,462), a deficit accumulated during the development stage of $11,751,122 (2008 - $11,746,022), limited resources, no source of operating cash flow, no assurance that sufficient funding will be available to conduct further operations, debts comprised of other payables and accrued expenses, loans from directors, related companies,, and short-term loans totaling $5,324,023 currently due or considered delinquent, no assurance that the Company will not face additional legal actions from creditors regarding delinquent accounts payables and accrued liabilities, loans from directors, amounts due to ultimate holding company, related companies, a director, and short-term loans, and there is no

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2009 AND 2008

1.         NATURE OF OPERATIONS AND GOING CONCERN (Cont’d)

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
YEARS ENDED MARCH 31, 2009 AND 2008

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of March 31, 2009 most of the cash and cash equivalents were denominated in US dollars and were placed with banks in Mongolia, Hong Kong and Canada.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and amounts due from related parties. As of March 31, 2009, substantially all of the Company and related companies’ cash and cash equivalents and related companies were held by major financial institutions located in Mongolia, Hong Kong, and Canada which management believes are of high credit quality.

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2009 AND 2008

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
YEARS ENDED MARCH 31, 2009 AND 2008

3.         SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Basic and Diluted Loss per Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing the net loss by the sum of the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon exercise of stock options and warrants calculated using the treasury stock method. Common equivalent shares are not included in the calculation of the weighted average number of shares outstanding for diluted loss per common shares when the effect would be anti-dilutive. The Company computes the weighted-average number of common shares outstanding in accordance with SFAS 141 –Business Combination, which states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

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
YEARS ENDED MARCH 31, 2009 AND 2008

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

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2009 AND 2008

3.         SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recently issued accounting pronouncements (Cont’d)

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

(v)

In June 2008, the FASB issued FSP EITF 03 -6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share”. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior period earnings per share amounts presented shall be adjusted retrospectively. The Company does not expect that FSP EITF 03-6-1 will have a material impact on the Company’s consolidated financial statements.

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2009 AND 2008

3.         SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recently issued accounting pronouncements (Cont’d)

(vi)

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF No. 07 -5”). EITF No. 07-5 provides guidance for determining whether an equity- linked financial instrument (or embedded feature) is indexed to an entity’s own stock.

EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07- 5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of EITF No. 07-5 to change the classification or measurement of its financial instruments

4.         FINANCIAL INSTRUMENTS AND RISKS

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

The carrying amounts of cash and cash equivalents, accounts payable and short-term loans approximate their respective fair values because of the short-term maturities of those instruments. The fair values of amounts due to related companies, loans from directors, , amount due to a director have not been disclosed as their fair values cannot be reliably measured since the parties are not at arm’s length.

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

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2009 AND 2008

4.         FINANCIAL INSTRUMENTS AND RISKS (Cont’d)

(b) Credit risk (Cont’d)

The Company’s concentration of credit risk and maximum exposure thereto is as follows:

	2009	2008
Cash	$9,435	$9,877
Short-term investments	31	31
Amount due from a director	77,257	77,257

	$86,723	$87,165

(c) Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company’s approach to managing liquidity risk is to provide reasonable assurance that it will have sufficient funds to meet liabilities when due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash and cash equivalents at March 31, 2009 totalled $9,466 (2008 - $9,908) which will not be sufficient to meet its obligations related to its accounts payable and accrued liabilities of $219,529 (2008 - $219,529) and a total of $5,104,494 (2008 - $5,104,494) for loans from directors, amounts due to ultimate holding company (pre-acquisition); related companies; a director; and a former stockholder, due to related companies and short-term loans.

All its non-derivative financial liabilities are made up of accounts payable and accrued liabilities which are due within the first fiscal quarter of 2010 and loans from directors, ; due to related companies; due to a director; and short-term loans are due on demand.

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

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2009 AND 2008

4.         FINANCIAL INSTRUMENTS AND RISKS (Cont’d)

(d) Market risk (Cont’d)

(i)	Interest rate risk (Cont’d)

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

The Company is exposed to foreign currency risk as certain monetary financial instruments are denominated in Mongolian Tugrug (“MNT”). The Company has US$1,127,000 (2008 - $1,127,000) of net monetary liabilities in MNT and the Company’s sensitivity analysis suggests that a change in absolute rate of exchange in MNT by 10% (2008 – 10%) would increase or decrease net loss by $112,700 (2008 - $112,700) in these consolidated financial statements. The Company has not entered into any foreign currency contracts to mitigate this risk.

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

Legally, the Company is the parent of National Base. However, as a result of the share exchange described above, control of the combined companies passed to the former shareholders of National Base. This type of share exchange is referred to as a “reverse takeover”. A reverse takeover involving a non-public enterprise and a non-operating public enterprise with nominal net non-monetary assets is a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of shares by National Base for the net assets of the Company, accompanied by a recapitalization

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2009 AND 2008

5.         REVERSE ACQUISITION AND RECAPITALIZATION (Cont’d)

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

The consolidated statements of operations and cash flows for the year ended March 31, 2008 include National Base’s operations and the Company’s results of operations from August 14, 2007, the date of acquisition, to March 31, 2008.

The consolidated balance sheet at March 31, 2009 and the consolidated statements of operations and cash flows for the year ended March 31, 2009 include National Base`s operations and the Company`s results of operations for the year ended March 31. 2009. The number of common shares outstanding as at March 31, 2009 are those of the Company’s.

The results of operations of the Company for the period from April 1, 2007 to August 14, 2007 were as follows:

Expenses
Management fees	$20,000
Professional fees	48,719
Transfer agent and filing fees	2,884
Foreign exchange	1,148
Office	131
Write-off of Indonesian project costs	159,000

Loss for the period	$231,882

6.         INCOME TAXES

United States

The Company is subject to income tax at the rate of 35% on income earned in the United States. As of March 31, 2009, all of the Company’s operations were carried on outside the US and the Company had accumulated losses for income tax purposes of approximately $2,400,000, however, utilization of any such losses against future taxable income is limited under the Internal Revenue Code as a result of corporate reorganizations in 2002 and 2007 involving separate changes in control which substantially restrict tax loss utilization.

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2009 AND 2008

6.         INCOME TAXES

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

7.	AMOUNT DUE TO DIRECTORS, AMOUNT DUE TO RELATED COMPANIES, AMOUNT DUE ULTIMATE HOLDING COMPANY (PRE-ACQUISITION) AND AMOUNT DUE TO A FORMER STOCKHOLDER

These amounts are interest-free, unsecured and repayable on demand.

8.         PROPERTY, PLANT AND EQUIPMENT, NET

	At March 31,
	2009	2008

Costs:
Furniture	$497	$497
Computer software	34,830	34,830
Computers	361	361
	35,688	35,688

Accumulated depreciation	(9,932)	(5,274)
Net	$25,756	$30,414

9.         MINERAL EXPLORATION RIGHTS

	At March 31,
	2009	2008
Cost	$-	$8,636,214
Accumulated amortization	-	(1,318,475)
	-	7,317,739
Write-off of mineral exploration rights	-	(7,317,739)
Net	$–	$–

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2009 AND 2008

9.         MINERAL EXPLORATION RIGHTS

The amount represents the mineral exploration rights within Mongolia in the form of 50 minerals exploration license certificates issued by the Minerals and Petroleum Authority of Mongolia. These are rights to conduct mineral exploration on selected territory within Mongolia and have a specific tenure for the Company to conduct its exploration.

During the year ended March 31, 2009, the Company ceased active mineral exploration operations in Mongolia and was not able to fund sufficient activities in order to maintain its interests in the Mineral Exploration License Certificates issued by the Minerals and Petroleum Authority of Mongolia. Accordingly, the exploration rights represented by those licenses were forfeited and the Company wrote off the remaining book value of $7,317,739 as of March 31, 2008.

10.       LOANS FROM DIRECTORS

These amounts are interest-free, unsecured and repayable on demand.

11.       SHORT-TERM LOANS

As of March 31, 2009 the unsecured loans granted from a third party bear interest at 12% per annum with a term of maturity less than 1 year.

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

No share issuances occurred during the year ended March 31, 2009.

13.       COMMITMENT AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of March 31, 2009.

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2009 AND 2008

14.       MINORITY INTERESTS

Minority interests result from the consolidation of 98% owned subsidiary of BGI and 50.96% owned subsidiaries of BGHK and BGL. As of March 31, 2009, BGI, BGHK and BGL recorded a net liability. As a result, the minority interests in the net loss of these subsidiaries is $Nil for the year ended March 31, 2009 due to the minority stockholders’ equity balance being $Nil at March 31, 2008. Such minority interests in the net losses of the subsidiaries have not been recorded, the minority interests in future profits will not be recognized until the aggregate of such profits equal the aggregate unrecognized losses.

15.       RELATED PARTY TRANSACTIONS

Apart from the transactions as disclosed in notes 7, 10 and 12 to the consolidated financial statements, during the years ended March 31, 2009 and 2008, the Company had no other material transactions with its related parties during the reporting periods. Amounts due to related parties are non-interest bearing and unsecured. These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

16.       SEGMENT INFORMATION

The Company operated in a single segment, being conducting mineral exploration on selected territory within Mongolia (note 8).

17.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

			Cumulative
			Total Since
	2009	2008	Inception

Cash paid for:
Interest	$–	$8,199	$9,011
Income taxes	$–	$–	$–
Shares issued for debt settlement	$–	$627,605	$627,605

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

The Company currently has no source of revenues; as such, the Company is dependent upon external financings or the sale of assets (or an interest therein) to fund activities. In order to carry future projects and pay for administrative costs, the Company will spend its existing working capital and raise additional funds as needed. Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable. There were no changes in the Company’s approach to capital management during the year ended March 31, 2009. The Company is not subject to externally imposed capital requirements.

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2009 AND 2008

19.       SUBSEQUENT EVENTS

a)

Effective September 8, 2011, the Company sold its 100% interest in NB to an arm’s length party in exchange for $10 and an indemnification in favor of the Company against all present and future obligations of NB. As a result of the sale, the Company will cease consolidating NB on that date, which will result in reductions of assets and liabilities. On a pro-forma basis (as if the sale of NB had occurred on March 31, 2009), the assets would be reduced by $189,231, the total liabilities would be reduced by $5,095,628 with a resultant gain of $4,906,397.

As at March 31, 2009, pro-forma continuing operations would consist of assets of $4,644 and liabilities of $228,395. Operations for the year ended March 31, 2009 would have amounted to a net loss of $442 and a loss per share of $0.00.

b)

Subsequent to the year end, the Company acquired an exclusive sublicense to use and apply, in Southeast Asia, including China, the patent-pending processes and solutions licensed by a private Canadian company (the “vendor’), for the manufacture of engineered construction products from palm oil tree waste material with zero ignition and zero flame spread properties. This sublicense is for a 10 year term, and is renewable for successive periods of 10 years each. The Company has agreed to pay a CAD$150,000 acquisition fee to the vendor, to be paid by the issuance of 10,000,000 fully paid shares of common stock in the capital of the Company and to pay a continuing royalty to the vendor . The Company must, in order to preserve the license rights, purchase from the vendor certain escalating minimum quantities of a certain solution during each year of the term of the sublicense agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDSTAR ENERGY, CORP.

By:	/s/ Rudijanto Azali
Rudijanto Azali
President, Chief Executive Officer and Director
Date: September 15, 2011

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rudijanto Azali
Rudijanto Azali
(Principal Executive Officer)
President, Chief Executive Officer and Director
Date: September 15, 2011

By:	/s/ Michael Kinley
Michael Kinley
(Principal Financial Officer)
Chief Financial Officer
Date: September 15, 2011

By:	/s/ Supriadi
Supriadi
Director
Date: September 15, 2011