Form 10-Q
period 2009-06-30
WORLDSTAR ENERGY, CORP.
filed 2011-09-26
CIK 1093677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes[ x ] No[ ]

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
Yes[ ] No[ x ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
57,761,834 shares of common stock as of September 20, 2011.

WORLDSTAR ENERGY, CORP.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
June 30, 2009

INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural resources, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended March 31, 2009, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited consolidated interim financial statements of WorldStar Energy, Corp. (sometimes collectively referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management the interim consolidated financial statements for the three months ended June 30, 2009 and 2008 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading. These consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended March 31, 2009. All adjustments are of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended March 31, 2009.

WORLDSTAR ENERGY, CORP.
INTERIM UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND MARCH 31, 2009

	June 30,	March 31,
	2009	2009
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$9,099	$9,946
Amount due from a director (note14)	77,257	77,257
Prepaid expenses	81,396	81,396

Total Current Assets	167,752	168,119

Property, plant and equipment, net (note 8)	24,591	25,756

Total Assets	$192,343	$193,875

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$219,529	$219,529
Loans from directors (notes 9 and 14)	3,433,571	3,433,571
Amount due to related companies (notes 7 and 14)	1,012,738	1,012,738
Amount due to a director (notes 7 and 14)	624,133	624,133
Short-term loans (note 10)	34,052	34,052

Total Liabilities	5,324,023	5,324,023

Stockholders’ Equity (Deficiency):
Capital stock (note 11)	57,762	57,762
Additional paid-in capital	7,119,843	7,119,843
Share issue costs	(556,875)	(556,875)
Accumulated other comprehensive income	244	244
Deficit accumulated during the development stage	(11,752,654)	(11,751,122)

Total Stockholders’ Equity (Deficiency)	(5,131,680)	(5,130,148)

Total Liabilities and Stockholders’ Equity (Deficiency)	$192,343	$193,875

Nature of Operations and Going Concern (note 1)
Commitment and Contingencies (note 12)
Minority Interests (note 13)
Subsequent events (note 18)

The accompanying notes are an integral part of these interim consolidated financial statements.

WORLDSTAR ENERGY, CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

			Cumulative
			Total Since
	2009	2008	Inception

Operating expenses
Depreciation of property, plant and equipment	$1,165	$1,165	$1,329,219
Property exploration and maintenance	–	–	419,836
General and administrative expenses	367	75	1,174,630

Loss before other expenses	(1,532)	(1,240)	(2,923,685)

Other income (expenses):
Write-off of mineral exploration rights	–	–	(7,317,739)
Finance costs	–	–	(9,011)
Other income	–	–	5,403

Total other expenses	–	–	(7,321,347)

Income (loss) before minority interests and income taxes	(1,532)	(1,240)	(10,245,032)

Minority interest in net loss of subsidiaries	–	–	5

Net loss and comprehensive loss	$(1,532)	$(1,240)	$(10,245,027)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	57,761,834	57,761,834

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)

The accompanying notes are an integral part of these interim consolidated financial statements.

WORLDSTAR ENERGY, CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2009
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the	Total
			Paid-in	Share	Comprehensive	Development	Stockholders’
	Capital Stock		Capital	Issue Costs	Income	Stage	Equity

	Shares	Amount

Inception at November 28, 2006 (legal subsidiary National Base Investment Limited (“NB”))	1	$1	$–	$–	$–	$–	$1

Loss for the period	–	–	–	–	–	(21,090)	$(21,090)

Balance at March 31, 2007	1	1	–	–	–	(21,090)	(21,089)

Capital stock of NB eliminated on reverse acquisition	(1)	(1)	–	–	–	1	–
Balance of legal parent WorldStar Energy, Corp. (“legal parent’) stockholders’ equity before reverse acquisition	630,134	630	821,433	–	5,209	(1,834,900)	(1,007,628)
Reversal of legal parent’s stockholders’ equity at reverse acquisition	–	(630)	(821,433)	–	(5,209)	827,272	–
Shares issued on acquisition of NB	30,000,000	–	–	–	–	–	–
Facilitation fee for reverse acquisition	2,000,000	2,000	498,000	–	–	(500,000)	–
Private placement	22,000,000	22,000	5,478,000	(6,875)	–	–	5,493,125
Shares issued for finders’ fee	2,200,000	2,200	547,800	(550,000)	–	–	–
Shares issued to settle debt	931,700	932	626,673	–	–	–	627,605
Adjustment due to difference in par value of shares of NB and legal parent	–	30,630	(30,630)	–	–	–	–
Foreign currency translation	–	–	–	–	244	–	244
Loss for the year	–	–	–	–	–	(10,217,305)	(10,217,305)

Balance at March 31, 2008	57,761,834	57,762	7,119,843	(556,875)	244	(11,746,022)	(5,125,048)
Loss for the year	–	–	–	–	–	(5,100)	(5,100)
Balance at March 31, 2009	57,761,834	57,762	7,119,843	(556,875)	244	(11,751,122)	(5,130,148)
Loss for the period	–	–	–	–	–	(1,532)	(1,532)
Balance at June 30, 2009	57,761,834	$57,762	$7,119,843	$(556,875)	$244	$(11,752,644)	$(5,131,680)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

			Cumulative
			Total Since
	2009	2008	Inception
Cash Flows From Operating Activities:
Net loss	$(1,532)	$(1,240)	$(10,245,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,165	1,165	1,329,219
Interest	–	–	812
Minority interest in net loss of subsidiaries	–	–	(5)
Write-off of mineral exploration rights	–	–	7,317,739
Changes in operating assets and liabilities
Amount due from a minority stockholder	–	–	(110,976)
Prepaid expenses	–	–	(77,772)
Other payables and accrued expenses	–	–	(52,802)
Amount due to related companies	–	–	869,385
Amount due to a minority stockholder	–	–	624,790

Net Cash Flows Used in Operating Activities	(367)	(75)	(344,637)

Cash Flows From Investing Activities:
Purchase of equipment	–	–	(7,864)
Cash inflow on reverse take-over	–	–	24,346
Cash inflow from BGI and BGHK	–	–	424,120
Cash advance to BGHK before acquisition on February 27, 2007	–	–	(3,714,286)

Net Cash Flows Used in Investing Activities	–	–	(3,273,684)

Cash Flows From Financing Activities:
Amount advanced from ultimate holding company	–	–	3,540,000
Amount advanced from related parties	–	–	15,873
Amount advanced from a former stockholder	–	–	74,286
Proceeds from short-term loans	–	–	127,100
Repayment of short-term loans	–	–	(127,100)
Proceeds from minority stockholders in subscribing subsidiaries’ allotted shares	–	–	5
Proceeds from issuance of shares	–	–	1

Net Cash Flows Provided by Financing Activities	–	–	3,630,165

Foreign Exchange Effect on Cash	–	–	(2,745)

Net Increase (Decrease) in Cash and Cash Equivalents	(367)	(75)	9,099
Cash and Cash Equivalents at Beginning of Period	9,466	9,908	–
Cash and Cash Equivalents at End of Period	$9,099	$9,833	$9,099

The accompanying notes are an integral part of these consolidated financial statements

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

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

The Company is a holding company that only operates through its subsidiaries. Through its indirectly owned subsidiary, BGL, the Company is principally engaged in the exploration and the development of mineral deposits. BGL owns Mineral Exploration License Certificates issued by the Minerals and Petroleum Authority of Mongolia. During the year ended March 31, 2009, the Company ceased active mineral exploration operations in Mongolia and was not able to fund sufficient activities in order to maintain its interests in the Mineral Exploration License Certificates issued by the Minerals and Petroleum Authority of Mongolia. Accordingly, the exploration rights represented by those licenses were forfeited and the Company wrote off the remaining book value of $7,317,739 as of March 31, 2008. Subsequent to the period end, the Company sold its 100% interest in NB and acquired an exclusive sublicense from a private Canadian company for the manufacture of engineered construction products from palm oil tree waste material (notes 18 (a) and (b)). Our strategic plan remains contingent on, among other things, financing, the successful completion of all documents required under a letter of intent we have signed with the owners of Palm Oil Plantations in Indonesia, the construction of processing and manufacturing facilities, and our ability to establish relationships with suppliers and distributors in South East Asia, none of which can be assured.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses since inception (three months ended June 30, 2009 - $1,532; 2008 - $1,240), is currently unable to self-finance its operations, has a working capital deficiency of $5,156,271 (March 31, 2009 - $5,155,904), a deficit accumulated during the development stage of $11,752,654 (March 31, 2009 - $11,751,122), limited resources, no source of operating cash flow, no assurance that sufficient funding will be available to conduct further operations, debts comprised of other payables and accrued expenses, amounts due to directors, related company, short-term loans totaling $5,324,023 currently due or considered delinquent, no assurance that the Company will not face additional legal actions from creditors regarding delinquent other payables and accrued expenses, amounts due to related company, directors and short-term loans, and there is no assurance that the Company’s business plans will become commercially viable or profitable. Any one or a combination of these above conditions could result in failure of the business and require the Company to cease operations.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

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
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

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

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of June 30, 2009 most of the cash and cash equivalents were denominated in US dollars and were placed with banks in Mongolia, Hong Kong and Canada.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and amounts due from related parties.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Concentrations of credit risk (cont’d)

As of June 30, 2009, substantially all of the Company and related companies’ cash and cash equivalents and related companies were held by major financial institutions located in Mongolia, Hong Kong, and Canada which management believes are of high credit quality.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

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

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recently adopted accounting pronouncements

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

(ii)

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). SFAS 160 clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The new guidance did not have an impact on the Company’s consolidated financial statements.

(iii)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and were adopted by the Company beginning in the first quarter of 2009. The new guidance did not have an impact on the Company’s consolidated financial statements.

(iv)

In May 2008, the FASB issued Accounting Principles Board (“APB”) Opinion No. 14- 1, “Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSB APB 14-1”). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. FSP APB 14-1 will become effective January 1, 2009. The new guidance did not have an impact on the Company’s consolidated financial statements.

(v)

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share”. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non- forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03- 6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior period earnings per share amounts presented shall be adjusted retrospectively. The new guidance did not have an impact on the Company’s consolidated financial statements.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

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

Recently issued accounting pronouncements

(i)

Effective July 1, 2009, the FASB’s Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the U.S. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. The Codification is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and is not expected to impact the Company’s consolidated financial statements.

(ii)

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (ASC Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010- 13”). ASU 2010-13 provides amendments to ASC Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU effective April 1, 2011 to have a material impact on the Company’s consolidated financial statements.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

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

The Company’s concentration of credit risk and maximum exposure thereto is as follows:

	June 30,	March 31,
	2009	2009
Cash	$9,068	$9,435
Short-term investments	31	31
Amount due from a director	77,257	77,257

	$86,356	$86,723

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company’s approach to managing liquidity risk is to provide reasonable assurance that it will have sufficient funds to meet liabilities when due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash and cash equivalents at June 30, 2009 totalled $9,099 (March 31, 2009 - $9,466) which will not be sufficient to meet its obligations related to its accounts payable and accrued liabilities of $219,529 (March 31, 2009 - $219,529) and a total of $5,104,494 (2009 - $5,104,494) for loans from directors, related companies; and short-term loans.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

4.	FINANCIAL INSTRUMENTS AND RISKS (Cont’d)

All its non-derivative financial liabilities are made up of accounts payable which are due within the first fiscal quarter of 2011 and loans from directors, related companies, a director; and short- term loans are due on demand.

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

The Company’s cash and cash equivalents consist of cash held in bank accounts and short-term investments. Due to the short-term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows as of June 30, 2009.

(ii)	Foreign currency risk

The Company is exposed to foreign currency risk as certain monetary financial instruments are denominated Mongolian Tug rug (“MNT”). The Company has US$1,127,000 (March 31, 2009 - $1,127,000) of net monetary liabilities in MNT and the Company’s sensitivity analysis suggests that a change in absolute rate of exchange in MNT by 10% (2008 – 10%) would increase or decrease net loss by $112,700 (March 31, 2009 - $112,700) in these consolidated financial statements. The Company has not entered into any foreign currency contracts to mitigate this risk.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

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

The consolidated statements of operations and cash flows for the three months ended June 30, 2007, onward are those of National Base to the date of the reverse takeover when operations were combined. The consolidated balance sheets at June 30 and March 31, 2009, statements of operations and cash flows for the three months ended June 30, 2009 include National Base’s operations and cash flows for the three months ended June 30, 2009 and the Company’s operations and cash flows for the three months ended June 30, 2009. The number of common shares outstanding as at June 30, 2009 are those of the Company’s.

The results of operations of the Company for the period from April 1, 2007 to August 14, 2007 are as follows:

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

5.	REVERSE TAKOVER AND RECAPITALIZATION (Cont’d)

Expenses
Management fees	$20,000
Professional fees	48,719
Transfer agent and filing fees	2,884
Foreign exchange	1,148
Office	131
Write-off of Indonesian project costs	159,000

Loss for the period	$231,882

6.	INCOME TAXES

United States

The Company is subject to income tax at the rate of 35% on income earned in the United States. As of June 30, 2009, all of the Company’s operations were carried on outside the US and the Company had accumulated losses for income tax purposes of approximately $2,400,000, however, utilization of any such losses against future taxable income is limited under the Internal Revenue Code as a result of corporate reorganizations in 2002 and 2007 involving separate changes in control which substantially restrict tax loss utilization.

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

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

8.	PROPERTY, PLANT AND EQUIPMENT

	June 30,	March 31,
	2009	2009

Costs:
Furniture	$497	$497
Computer software	34,830	34,830
Computers	361	361
	$35,688	$35,688

Accumulated depreciation	(11,097)	(9,932)
Net	$24,591	$25,756

9.	LOANS FROM DIRECTORS

These amounts are interest-free, unsecured and repayable on demand.

10.	SHORT-TERM LOANS

As of June 30, 2009 the unsecured loans granted from a third party bear interest at 12% per annum and is due on demand.

11.	CAPITAL STOCK

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

No share issuances occurred during the period ended June 30, 2009.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

12.	COMMMITMENT AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of June 30, 2009.

13.	MINORITY INTERESTS

Minority interests result from the consolidation of 98% owned subsidiary of BGI and 50.96% owned subsidiaries of BGHK and BGL. As of June 30, 2008, BGI, BGHK and BGL recorded a net liability. As a result, the minority interests in the net loss of these subsidiaries is $Nil for the three months ended June 30, 2009 due to the minority stockholders’ equity balance being $Nil at March 31, 2009. Such minority interests in the net losses of the subsidiaries have not been recorded, the minority interests in future profits will not be recognized until the aggregate of such profits equal the aggregate unrecognized losses.

14.	RELATED PARTY TRANSACTIONS

Apart from the transactions as disclosed in notes 7, 9 and 11 to the consolidated financial statements, during the three months ended June 30, 2009 and 2008, the Company had no other material transactions with its related parties during the reporting periods. Amounts due to related parties are non-interest-bearing and unsecured. These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

15.	SEGMENT INFORMATION

The Company operated in a single segment, being conducting mineral exploration on selected territory within Mongolia.

All of the Company’s long-lived assets are located in the Mongolia territory during the reporting periods.

16.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three	Three	Cumulative
	months	months	Total Since
	ended	ended	Inception
	June 30,	June 30,
	2009	2008

Cash paid for:
Interest	$–	$–	$9,011
Income taxes	$–	$–	$–
Shares issued for debt settlement	$–	$–	$627,605

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

17.	RISK AND CAPITAL MANAGEMENT

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

The Company currently has no source of revenues; as such, the Company is dependent upon external financings or the sale of assets (or an interest therein) to fund activities. In order to carry future projects and pay for administrative costs, the Company will spend its existing working capital and raise additional funds as needed. Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable. There were no changes in the Company’s approach to capital management during the period ended June 30, 2009. The Company is not subject to externally imposed capital requirements.

18.	SUBSEQUENT EVENTS

a)

Effective September 8, 2011, the Company sold its 100% interest in NB to an arm’s length party in exchange for $10 and an indemnification in favor of the Company against all present and future obligations of NB. As a result of the sale, the Company will cease consolidating NB on that date, which will result in reductions of assets and liabilities. On a pro-forma basis (as if the sale of NB had occurred on June 30, 2009), the assets would be reduced by $188,065, the total liabilities would be reduced by $5,095,628 with a resultant gain of $4,907,563.

As at June 30, 2009, pro-forma continuing operations would consist of assets of $4,278 and liabilities of $228,395. Operations for the period ended June 30, 2009 would have amounted to a net loss of $367 and a loss per share of $0.00.

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

The following discussion of our financial condition, changes in financial condition and results of operations for the three month periods ended June 30, 2009 and 2008 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three month periods ended June 30, 2009 and 2008. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading “Risk Factors”.

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

Current Status

As at June 30, 2009, we had not engaged in any exploration activities on the properties covered by the Mongolian licenses, as we had not yet completed our analysis of the existing database nor prioritized our exploration targets.

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

Capital Costs

During the next 12 months we anticipate that we will not generate any revenue. We had cash of $9,099 and a working capital deficiency of $5,156,271 at June 30, 2009.

Results of Operations – Three months Ended June 30, 2009 and 2008

The following table sets forth our operating results for the three months ended June 30, 2009, as compared with our operating results for the three months ended June 30, 2008.

Consolidated Loss from Operations

	Three Months Ended
			Change
	June 30,	June 30,	(Increase/
	2009	2008	Decrease)
	(unaudited)	(unaudited)	(unaudited)

Amortization of mineral exploration rights and depreciation of equipment	$1,165	$1,165	$–
General and administrative expenses	367	75	292

Loss from operations	$(1,532)	$(1,240)	$(292)

Depreciation of Property, Plant and Equipment

Our depreciation expense did not change between the three months ended June 30, 2009 and 2008. As of April 1, 2008, this account comprised only of accumulated depreciation of property, plant and equipment as the mineral exploration rights were written-off to $Nil at March 31, 2008, amortization of mineral exploration rights were no longer recorded.

General and Administrative Expenses

Our general and administrative expenses increased to $367 during 2009 as compared to $75 in 2008. The Company was basically inactive beginning April 1, 2008.

Net Loss

The following table reflects our net loss for the three months ended June 30, 2009 and 2008, after taking into account the amounts recognized as other income or expenses.

	Three Months Ended
			Change
	June 30,	June 30,	(Increase/
	2009	2008	Decrease)
	(unaudited)	(unaudited)	(unaudited)

Loss from operations	$(1,532)	$(1,240)	$(292)
Other expenses	–	$–	$–
Provision for income taxes	–	–	–

Net loss and comprehensive loss	$(1,532)	$(1,240)	$(292)

We recorded a net loss of $1,532 for the three months ended June 30, 2009 as compared to a net loss of $1,240 for the three months ended June 30, 2008.

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

Cash and Working Capital

The following table sets forth our cash and cash equivalents and working capital as of June 30, 2009 and March 31, 2009:

	As of	As of
	June 30,	March 31,
	2009	2009

Cash and cash equivalents	$9,099	$9,466

Working capital surplus (deficiency)	$(5,156,271)	$(5,155,904)

Cash Flows from Operating Activities

Our cash flows from operating activities during 2009 were $(367). Our cash flows from operating activities for 2009 include net loss of $1,532 and $1,165 in depreciation.

Our cash flows from operating activities during 2008 were $(75). Our cash flows from operating activities for 2008 include net loss of $1,240 and $1,165 in depreciation.

Cash Flows from Investing Activities

Our cash flows from investing activities during 2009 and 2008 were $Nil.

Cash Flows from Financing Activities

Our cash flows from financing activities during 2009 and 2008 were $Nil.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of June 30, 2009 most of the cash and cash equivalents were denominated in US dollars and were placed with banks in Mongolia, Hong Kong and Canada.

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

(vii)

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

(viii)

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). SFAS 160 clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The new guidance did not have an impact on the Company’s consolidated financial statements.

(ix)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and were adopted by the Company beginning in the first quarter of 2009. The new guidance did not have an impact on the Company’s consolidated financial statements.

(x)

In May 2008, the FASB issued Accounting Principles Board (“APB”) Opinion No. 14 -1, “Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSB APB 14-1”). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. FSP APB 14-1 will become effective January 1, 2009. The new guidance did not have an impact on the Company’s consolidated financial statements.

(xi)

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share- based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share”. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non- forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03- 6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior period earnings per share amounts presented shall be adjusted retrospectively. The new guidance did not have an impact on the Company’s consolidated financial statements.

(xii)

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

Recently issued accounting pronouncements

(iii)

Effective July 1, 2009, the FASB’s Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the U.S. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. The Codification is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and is not expected to impact the Company’s consolidated financial statements.

(iv)

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting, however, our filings have been delinquent during the period from June 30, 2009 to date as the Company did not have the financial resources to fund the costs involved in completing these filings. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2009.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

We had net loss of $1,532 for the three months ended June 30, 2009, and a net loss of $1,240 for the three months ended June 30, 2008. As of June 30, 2009, we had a working capital deficiency of $5,156,271. This deficiency includes current liabilities of $5,324,023 representing payables and accrued expenses, loans from directors, amount due to related company, amount due to a director, and short-term loans. In addition, in order to preserve our rights under our sublicense agreement with Fire Block Technologies Inc., we are under obligations to pay a continuing royalty to Fire Block Technologies Inc., and to purchase certain escalating minimum quantities of ZeroignitionTM Solution from Fire Block Technologies Inc. during each year of the term of the sublicense agreement.

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

As of June 30, 2009, the outstanding principal and unpaid interest amount of our debt was $5,324,023. The widely reported domestic and global recession, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our financial condition, and if sustained or worsened, such adverse effects could continue or deteriorate. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. These conditions have made it difficult for us to obtain capital and financing and have limited our flexibility to plan for acquisitions of any business or assets that we may identify. If these conditions persist or deteriorate, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

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

WORLDSTAR ENERGY, CORP.

By:	/s/ “Rudi Azali”
Rudi Azali
(Principal Executive Officer)
Chief Executive Officer

Date:	September 20, 2011

By:	/s/ “Michael Kinley”
Michael Kinley
(Principal Financial Officer and Principal Accounting Officer)
Chief Financial Officer

Date:	September 20, 2011