Form 10-K
period 2010-03-31
WORLDSTAR ENERGY, CORP.
filed 2011-09-26
CIK 1093677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

The registrant had 57,761,834 shares of common stock outstanding as of September 20, 2011.

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

We had net loss of $107,746 for the year ended March 31, 2010 and a net loss of $5,100 for the year ended March 31, 2009. As of March 31, 2010, we had a working capital deficiency of $5,237,894. This deficiency includes current liabilities of $5,324,023 representing payables and accrued expenses, loans from minority stockholders, amount due to related companies, amount due to a minority stockholder, amount due to a former stockholder, related party payable and short-term loans. In addition, in order to preserve our rights under our sublicense agreement with Fire Block Technologies Inc., we are under obligations to pay a continuing royalty to Fire Block Technologies Inc., and to purchase certain escalating minimum quantities of ZeroignitionTM Solution from Fire Block Technologies Inc. during each year of the term of the sublicense agreement.

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

As of March 31, 2010, the outstanding principal and unpaid interest amount of our debt was $5,324,023. The widely reported domestic and global recession, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our financial condition, and if sustained or worsened, such adverse effects could continue or deteriorate. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. These conditions have made it difficult for us to obtain capital and financing and have limited our flexibility to plan for acquisitions of any business or assets that we may identify. If these conditions persist or deteriorate, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

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

The following table set forth, for the calendar periods indicated, the high and low closing sale price of our common stock on the OTC Bulletin Board.

OTC Bulletin Board

	2010	2009
1st Quarter	$0.20 – 1.01	$0.94 – 2.00
2nd Quarter	0.20 – 0.55	0.50 – 1.20
3rd Quarter	0.30 – 0.39	0.20 – 0.51
4th Quarter	0.15 – 0.30	0.20 – 0.20

Holders

The number of record holders of our common stock, $0.001 par value, as of September 22, 2011 was 102.

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

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal year ended March 31, 2010 on the following reports, as filed with the Securities and Exchange Commission. No securities were issued during this period.

Report	Date of Filing with SEC
Quarterly Report on Form 10– Q for the quarterly period ended June 30, 2009	September 22, 2011

Quarterly Report on Form 10– Q for the quarterly period ended September 30, 2009	September 22, 2011
Quarterly Report on Form 10– Q for the quarterly period ended December 31, 2009	September 22, 2011

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2010.

ITEM 6.            SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended March 31, 2010 and 2009 should be read in conjunction with our most recent audited consolidated financial statements for the years ended March 31, 2010 and 2009, which are included in this annual report, and the related notes to the consolidated financial statements. This discussion contains forward–looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward–looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

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

Forfeiture of Mineral Exploration Licenses

Due in large part to the economic recession that commenced in the United States in December 2007, and the general worldwide economic downturn that followed, we were unable to raise sufficient financing to commence our planned exploration activities on the properties covered by the Mongolian licenses. As a result, during the year ended March 31, 2010, our Company was forced to cease operations in Mongolia, and we were unable to maintain our interests in the Mineral Exploration License Certificates issued by the Minerals and Petroleum Authority of Mongolia. Accordingly, the exploration rights represented by the Mongolian licenses were forfeited, our Company wrote off the remaining book value of $7,317,739 as of March 31, 2008, and we once again became a “shell” company as defined in Rule 12b–2 of the Exchange Act.

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

We had cash of $8,872 and a working capital deficiency of $5,237,894 at March 31, 2010.

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

Cash and Working Capital

The following table sets forth our cash and cash equivalents and working capital as of March 31, 2010 and 2009:

	As of	As of
	March 31,	March 31,
	2010	2009

Cash and cash equivalents	$8,872	$9,466

Working capital surplus (deficiency)	$(5,237,894)	$(5,155,904)

Results of Operations – Years Ended March 31, 2010 and 2009

The following table sets forth our consolidated loss from operations during the fiscal years ended March 31, 2010 and 2009.

Consolidated Loss From Operations

	Year Ended	Year Ended
	March 31,	March 31,
	2010	2009

Depreciation of property, plant and equipment	(4,658)	(4,658)
General and administrative expenses	(594)	(442)
Termination of Mongolian project	(102,494)	–
Loss from operations	$(107,746)	$(5,100)

Depreciation of Property, Plant and Equipment

Our depreciation expense did not change between the year ended March 31, 2010 and 2009. As of April 1, 2009, this account comprised only of accumulated depreciation of property, plant and equipment as the mineral exploration rights were written-off to $Nil at March 31, 2008, amortization of mineral exploration rights were no longer recorded.

General and Administrative Expenses

Our general and administrative expenses increased to $594 during 2010 as compared to $442 during 2009. The Company was basically inactive beginning April 1, 2008.

Termination of Mongolian project

The Company wrote-off all its remaining assets in Mongolia at March 31, 2010, including $21,098 in property, plant and equipment and $81,396 in prepaid expenses, and terminated its operations in Mongolia.

Net Loss

The following table reflects our net loss for the years ended March 31, 2010 and 2009, after taking into account the amounts recognized as other income or expenses.

	Year Ended	Year Ended
	March 31,	March 31,
	2010	2009
Loss from operations	$(5,252)	$(5,100)
Termination of Mongolian project	(102,494)	–
Net loss	$(107,746)	$(5,100)

We recorded a net loss of $107,746 for the year ended March 31, 2010 as compared to a net loss of $5,100 for the year ended March 31, 2009.

Cash Flows From Operating Activities

Our cash flows from operating activities during 2010 were $(594). Our cash flows from operating activities for 2010 include net loss of $107,746, $4,658 of depreciation and $102,494 in termination costs of our Mongolian project.

Our cash flows from operating activities during 2009 were $(442). Our cash flows from operating activities for 2010 include net loss of $5,100 and $4,658 in depreciation.

Cash Flows From Investing Activities

Our cash flows from investing activities during 2010 and 2009 were $Nil.

Cash Flows From Financing Activities

Our cash flows from financing activities during 2010 and 2009 were $Nil.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of March 31, 2010 most of the cash and cash equivalents were denominated in US dollars and were placed with banks in Mongolia, Hong Kong and Canada.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and amounts due from related parties. As of March 31, 2010, substantially all of the Company and related companies’ cash and cash equivalents and related companies were held by major financial institutions located in Mongolia, Hong Kong, and Canada which management believes are of high credit quality.

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

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income. During the year ended March 31, 2010, the Company wrote-of all their property, plant and equipment due to the termination of the Mongolian project.

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

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of March 31, 2010 and 2009 for the years ended March 31, 2010 and 2009, and the related notes to the consolidated financial statements, are filed as part of this annual report beginning on page F–1 below, and are incorporated by reference in this Item 8.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting, however, our filings have been delinquent during the period from March 31, 2010 to date as the Company did not have the financial resources to fund the costs involved in completing these filings. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of March 31, 2010.

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

Management Report on Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a–15(f) Securities Exchange Act of 1934, as amended. Management (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, however, our filings have been delinquent during the period from March 31, 2010 to date as the Company did not have the financial resources to fund the costs involved in completing these filings. Based on our evaluation under this framework, our management concluded that our internal control was not effective as of March 31, 2010.

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

Changes in Internal Control Over Financial Reporting

During the year ended March 31, 2010, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After an almost thirty-year career throughout Asia in various capacities with Daimler Chrysler and its predecessor Daimler-Benz AG, culminating in his roles as Vice President, Project Leader for Chrysler Passenger Car Sales and Distribution Network for the People’s Republic of China, Mr. Tay is now an independent businessman and entrepreneur based in Beijing.

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

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During the fiscal year ended March 31, 2009, except as disclosed below, these filings were made on a timely basis:

Reporting Person	No. of Late Reports During the Fiscal Year Ended March 31, 2010	No. of Late Reports During the Year Ended March 31, 2009
Richard Tay	Nil	Nil
Michael Kinley	Nil	Nil

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

ITEM 11.          EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal periods to:

(a)	the person(s) serving as our Company’s principal executive officer during the year ended March 31, 2009;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position During Year Ended March 31, 2008	Year or Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non– Equity Incentive Plan Compen– sation ($)	Non– qualified Deferred Compen– sation Earnings ($)	All Other Compen– sation Compen– sation ($)	Total ($)
Richard Tay(2) President and CEO	2010 2009 2008	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Michael Kinley(3) CFO and Former President and CEO	2010 2009 2008 2007	- – –	- – –	- – –	- – –	- – –	- – –	- - 60,000(4) –	- - 60,000(5) –

Notes:

(1)	We have not granted options to acquire shares of our common stock or made any stock awards to any of our directors or officers.

(2)	Mr. Tay was appointed President and CEO effective February 4, 2007. He resigned from all positions with our Company on July 15, 2011.

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

Outstanding Equity Awards as of March 31, 2010

As of the date of our most recently completed fiscal year, we did not have any outstanding equity awards.

Equity Compensation Plans

As of the date of our most recently completed fiscal year, we did not have any compensation plans, including individual compensation plans, under which our equity securities are authorized for issuance.

Compensation of Directors

Except as outlined under Summary of Compensation Table above, there was no other compensation paid to directors of the Company for the year ended March 31, 2010.

Employment Contracts and Termination of Employment and Change–In–Control Arrangements

We currently have no employment or consulting agreements with our directors and officers.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of September 20, 2011 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock;

  each named executive officer, each director and all of our directors and executive officers as a group; and

  each person who, as of March 31, 2010, was a named executive officer or a director, and all persons who were directors or executive officers as of March 31, 2010, as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 57,761,834 shares of common stock outstanding as of September 20, 2011.

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

Michael Kinley

On December 21, 2006, we arranged to settle $179,705 of indebtedness to a company controlled by Michael Kinley, at that time our sole director and officer and our current CFO and a director, for the issuance of 500,000 common shares in our capital stock. These shares, which are restricted stock, were issued to Mr. Kinley in connection with the closing of the Acquisition.

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

We have not retained the services of any other independent auditors. Smythe Ratcliffe LLP performed the services listed below and the fees listed below were paid or accrued for the fiscal years ended March 31, 2010 and 2009:

Audit Fees

2010	2009
None	None

Audit Related Fees

2010	2009
None	None

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

Tax Fees

2010	2009
None	None

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2010	2009
None	None

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

FINANCIAL STATEMENTS FILED AS PART OF THIS ANNUAL REPORT
ON FORM 10–K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WorldStar Energy, Corp.

We have audited the accompanying consolidated balance sheets of WorldStar Energy, Corp. as of March 31, 2010 and 2009, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years ended March 31, 2010 and 2009, and the cumulative period from inception on November 28, 2006 through March 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of WorldStar Energy, Corp. as of March 31, 2010 and 2009 and the results of their operations and their cash flows for the years ended March 31, 2010 and 2009, and the cumulative period from inception on November 28, 2006 through March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company reported a net loss of $107,746 during the year ended March 31, 2010 and a net loss of $5,100 during the year ended March 31, 2009. In addition, as of March 31, 2010 and 2009, the Company reported a deficit in net working capital of $5,237,894 and $5,155,904, respectively. As discussed in note 1 to the consolidated financial statements, the Company’s significant historical operating losses, lack of liquidity, and inability to make the principal and interest payment to its debtors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in note 1. The consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As described in note 19, in September 2011, the Company sold its 100% interest in National Base Investment Limited and has currently acquired an exclusive sublicense for new technology in construction material.

“Smythe Ratcliffe LLP” (signed)

Chartered Accountants

Vancouver, British Columbia, Canada
September 22, 2011

WORLDSTAR ENERGY, CORP.
CONSOLIDATED BALANCE SHEETS

	At March 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$8,872	$9,466
Amount due from a director (note 14)	77,257	77,257
Prepaid expenses (note 18)	–	81,396

Total Current Assets	86,129	168,119

Property, plant and equipment, net (notes 8 and 18)	–	25,756

Total Assets	$86,129	$193,875

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$219,529	$219,529
Loans from directors (notes 9 and 14)	3,433,571	3,433,571
Amount due to related companies (notes 7 and 14)	1,012,738	1,012,738
Amount due to a director (notes 7 and 14)	624,133	624,133
Short-term loans (note 10)	34,052	34,052

Total Liabilities	5,324,023	5,324,023

Stockholders’ Equity (Deficiency):
Capital stock (57,761,834 common shares issued (note 11))	57,762	57,762
Additional paid-in capital	7,119,843	7,119,843
Share issue costs	(556,875)	(556,875)
Accumulated other comprehensive income	244	244
Deficit accumulated during the development stage	(11,858,868)	(11,751,122)

Total Stockholders’ Deficiency	(5,237,894)	(5,130,148)

Total Liabilities and Stockholders’ Equity	$86,129	$193,875

Nature of Operations and Going Concern (note 1)
Commitment and Contingencies (note 12)
Subsequent events (note 19)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Cumulative
	March 31,	March 31,	Total Since
	2010	2009	Inception

Operating expenses
Depreciation of property, plant and equipment	$4,658	$4,658	$1,332,712
Property exploration and maintenance	–	–	419,836
General and administrative expenses	594	442	1,174,857

Loss before other expenses	(5,252)	(5,100)	(2,927,405)

Other income (expenses):
Write-off of mineral exploration rights	–	–	(7,317,739)
Termination of Mongolian project (note 18)	(102,494)	–	(102,494)
Finance costs	–	–	(9,011)
Other income	–	–	5,403

Total other expenses	(102,494)	–	(7,423,841)

Loss before minority interests	(107,746)	(5,100)	(10,351,246)

Minority interest in net loss of subsidiaries	–	–	5

Net loss and comprehensive loss	$(107,746)	$(5,100)	$(10,351,241)

Loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	57,761,834	57,761,834

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the	Total
			Paid-in	Share	Comprehensive	Development	Stockholders’
	Capital Stock		Capital	Issue Costs	Income	Stage	Equity

	Shares	Amount

Inception at November 28, 2006 (legal subsidiary National Base Investment Limited (“NB”))	1	$1	$–	$–	$–	$–	$1

Loss for the period	–	–	–	–	–	(21,090)	$(21,090)

Balance at March 31, 2007	1	1	–	–	–	(21,090)	(21,089)

Capital stock of NB eliminated on reverse acquisition	(1)	(1)	–	–	–	1	–
Balance of legal parent WorldStar Energy, Corp. (“legal parent’) stockholders’ equity before reverse acquisition	630,134	630	821,433	–	5,209	(1,834,900)	(1,007,628)
Reversal of legal parent’s stockholders’ equity at reverse acquisition	–	(630)	(821,433)	–	(5,209)	827,272	–
Shares issued on acquisition of NB	30,000,000	–	–	–	–	–	–
Facilitation fee for reverse acquisition	2,000,000	2,000	498,000	–	–	(500,000)	–
Private placement	22,000,000	22,000	5,478,000	(6,875)	–	–	5,493,125
Shares issued for finders’ fee	2,200,000	2,200	547,800	(550,000)	–	–	–
Shares issued to settle debt	931,700	932	626,673	–	–	–	627,605
Adjustment due to difference in par value of shares of NB and legal parent	–	30,630	(30,630)	–	–	–	–
Foreign currency translation	–	–	–	–	244	–	244
Loss for the year	–	–	–	–	–	(10,217,305)	(10,217,305)

Balance at March 31, 2008	57,761,834	57,762	7,119,843	(556,875)	244	(11,746,022)	(5,125,048)
Loss for the year	–	–	–	–	–	(5,100)	(5,100)
Balance at March 31, 2009	57,761,834	$57,762	$7,119,843	$(556,875)	$244	$(11,751,122)	$(5,130,148)
Loss for the year	–	–	–	–	–	(107,746)	(107,746)
Balance at March 31, 2010	57,761,834	$57,762	$7,119,843	$(556,875)	$244	$(11,858,868)	$(5,237,894)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Cumulative
	March 31,	March 31,	Total Since
	2010	2009	Inception
Cash Flows From Operating Activities:
Net loss	$(107,746)	$(5,100)	$(10,351,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,658	4,658	1,332,712
Termination of Mongolian project	102,494	–	102,494
Interest	–	–	812
Minority interest in net loss of subsidiaries	–	–	(5)
Write-off of mineral exploration rights	–	–	7,317,739
Changes in operating assets and liabilities
Amount due from a minority stockholder	–	–	(110,976)
Prepaid expenses	–	–	(77,772)
Other payables and accrued expenses	–	–	(52,802)
Amount due to related companies	–	–	869,385
Amount due to a minority stockholder	–	–	624,790

Net Cash Flows Used in Operating Activities	(594)	(442)	(344,864)

Cash Flows From Investing Activities:
Purchase of equipment	–	–	(7,864)
Cash inflow on reverse take-over	–	–	24,346
Cash inflow from BGI and BGHK	–	–	424,120
Cash advance to BGHK before acquisition on February 27, 2007	–	–	(3,714,286)

Net Cash Flows Used in Investing Activities	–	–	(3,273,684)

Cash Flows From Financing Activities:
Amount advanced from ultimate holding company	–	–	3,540,000
Amount advanced from related parties	–	–	15,873
Amount advanced from a former stockholder	–	–	74,286
Proceeds from short-term loans	–	–	127,100
Repayment of short-term loans	–	–	(127,100)
Proceeds from minority stockholders in subscribing subsidiaries’ allotted shares	–	–	5
Proceeds from issuance of shares	–	–	1

Net Cash Flows Provided by Financing Activities	–	–	3,630,165

Foreign Exchange Effect on Cash	–	–	(2,745)

Net Increase (Decrease) in Cash and Cash Equivalents	(594)	(442)	8,872

Cash and Cash Equivalents at Beginning of Period	9,466	9,908	–

Cash and Cash Equivalents at End of Period	$8,872	$9,466	$8,872

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010 AND 2009

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

The Company is a holding company that only operates through its subsidiaries. Through its indirectly owned subsidiary, BGL, the Company is principally engaged in the exploration and the development of mineral deposits. BGL owns Mineral Exploration License Certificates issued by the Minerals and Petroleum Authority of Mongolia. During the year ended March 31, 2009, the Company ceased active mineral exploration operations in Mongolia and was not able to fund sufficient activities in order to maintain its interests in the Mineral Exploration License Certificates issued by the Minerals and Petroleum Authority of Mongolia. Accordingly, the exploration rights represented by those licenses were forfeited and the Company wrote off the remaining book value of $7,317,739 as of March 31, 2008. Subsequent to the year end, the Company sold its 100% interest in NB and acquired an exclusive sublicense from a private Canadian company for the manufacture of engineered construction products from palm oil tree waste material (notes 19 (a) and (b)). Our strategic plan remains contingent on, among other things, financing, the successful completion of all documents required under a letter of intent we have signed with the owners of Palm Oil Plantations in Indonesia, the construction of processing and manufacturing facilities, and our ability to establish relationships with suppliers and distributors in South East Asia, none of which can be assured.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses since inception (2010 - $107,746; 2009 - $5,100), is currently unable to self-finance its operations, has a working capital deficiency of $5,237,894 (2009 - $5,155,904), a deficit accumulated during the development stage of $11,858,868 (2009 - $11,751,122), limited resources, no source of operating cash flow, no assurance that sufficient funding will be available to conduct further operations, debts comprised of other payables and accrued expenses, loans from directors, related companies, and short-term loans totaling $5,324,023 currently due or considered delinquent, no assurance that the Company will not face additional legal actions from those creditors, and there is no assurance that the Company’s business plans will become commercially viable or profitable. Any one or a combination of these above conditions could result in failure of the business and require the Company to cease operations.

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010 AND 2009

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

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010 AND 2009

3.            SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Use of Estimates (Cont’d)

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of March 31, 2010 most of the cash and cash equivalents were denominated in US dollars and were placed with banks in Mongolia, Hong Kong and Canada.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and amounts due from related parties. As of March 31, 2010, substantially all of the Company and related companies’ cash and cash equivalents and related companies were held by major financial institutions located in Mongolia, Hong Kong, and Canada which management believes are of high credit quality.

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010 AND 2009

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
YEARS ENDED MARCH 31, 2010 AND 2009

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

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010 AND 2009

3.            SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recently Adopted Accounting Pronouncements

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

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010 AND 2009

3.            SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recently Adopted Accounting Pronouncements (Cont’d)

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

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010 AND 2009

3.            SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recently Adopted Accounting Pronouncements (Cont’d)

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

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010 AND 2009

3.            SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recently Issued Accounting Pronouncements

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

The carrying amounts of cash and cash equivalents, accounts payable and short-term loans approximate their respective fair values because of the short-term maturities of those instruments. The fair values of amounts due to related companies, loans from directors, and amount due to a director have not been disclosed as their fair values cannot be reliably measured since the parties are not at arm’s length.

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

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010 AND 2009

4.            FINANCIAL INSTRUMENTS AND RISKS (Cont’d)

(b) Credit Risk (Cont’d)

The Company’s concentration of credit risk and maximum exposure thereto is as follows:

	2010	2009
Cash	$8,841	$9,435
Short-term investments	31	31
Amount due from a director	77,257	77,257

	$86,129	$86,723

(c) Liquidity Risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company’s approach to managing liquidity risk is to provide reasonable assurance that it will have sufficient funds to meet liabilities when due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash and cash equivalents at March 31, 2010 totalled $8,872 (2009 - $9,466) which will not be sufficient to meet its obligations related to its accounts payable and accrued liabilities of $219,529 (2009 - $219,529) and a total of $5,104,494 (2009 - $5,104,494) for loans from directors, amounts due to ultimate holding company (pre-acquisition); related companies; a director; and a former stockholder, due to related companies and short-term loans.

All its non-derivative financial liabilities are made up of accounts payable and accrued liabilities which are due within the first fiscal quarter of 2011 and loans from directors; due to related companies; due to a director; and short-term loans are due on demand.

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
YEARS ENDED MARCH 31, 2010 AND 2009

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

The Company’s cash and cash equivalents consist of cash held in bank accounts and short-term investments. Due to the short-term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows as of March 31, 2010.

(ii)	Foreign currency risk

The Company is exposed to foreign currency risk as certain monetary financial instruments are denominated in Mongolian Tugrug (“MNT”). The Company has US$1,127,000 (2009 - $1,127,000) of net monetary liabilities in MNT and the Company’s sensitivity analysis suggests that a change in absolute rate of exchange in MNT by 10% (2009 – 10%) would increase or decrease net loss by $112,700 (2009 - $112,700) in these consolidated financial statements. The Company has not entered into any foreign currency contracts to mitigate this risk.

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

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010 AND 2009

5.            REVERSE ACQUISITION AND RECAPITALIZATION (Cont’d)

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

The consolidated balance sheet at March 31, 2010 and the consolidated statements of operations and cash flows for the year ended March 31, 2010 include National Base`s operations and the Company`s results of operations for the year ended March 31. 2010. The number of common shares outstanding as at March 31, 2010 are those of the Company’s.

The results of operations of the Company for the period from April 1, 2007 to August 14, 2007 were as follows:

Expenses
Management fees	$20,000
Professional fees	48,719
Transfer agent and filing fees	2,884
Foreign exchange	1,148
Office	131
Write-off of Indonesian project costs	159,000

Loss for the period	$231,882

6.            INCOME TAXES

United States

The Company is subject to income tax at the rate of 35% on income earned in the United States. As of March 31, 2010, all of the Company’s operations were carried on outside the US and the Company had accumulated losses for income tax purposes of approximately $2,400,000, however, utilization of any such losses against future taxable income is limited under the Internal Revenue Code as a result of corporate reorganizations in 2002 and 2007 involving separate changes in control which substantially restrict tax loss utilization.

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010 AND 2009

6.            INCOME TAXES (Cont’d)

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

7.	AMOUNT DUE TO DIRECTORS, AMOUNT DUE TO RELATED COMPANIES, AMOUNT DUE ULTIMATE HOLDING COMPANY (PRE-ACQUISITION) AND AMOUNT DUE TO A FORMER STOCKHOLDER

These amounts are interest-free, unsecured and repayable on demand.

8.            PROPERTY, PLANT AND EQUIPMENT, NET

	At March 31,
	2010	2009
Costs:
Furniture	$497	$497
Computer software	34,830	34,830
Computers	361	361
	35,688	35,688

Accumulated depreciation	(14,590)	(9,932)
	21,098	25,756
Termination of Mongolian project (note 18)	(21,098)	–
Net	$–	$25,756

9.            LOANS FROM DIRECTORS

These amounts are interest-free, unsecured and repayable on demand.

10.          SHORT-TERM LOANS

As of March 31, 2010 the unsecured loans granted from a third party bear interest at 12% per annum and are due on demand.

11.          CAPITAL STOCK

The authorized common stock of the Company consists of 100,000,000 shares (previously 25,000,000 shares) with a par value of $0.001, following the approval by stockholders of an amendment to the Company’s Articles of Incorporation effective April 1, 2005.

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010 AND 2009

11.          CAPITAL STOCK (Cont’d)

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

No share issuances occurred during the year ended March 31, 2010.

12.          COMMITMENT AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of March 31, 2010.

13.          MINORITY INTERESTS

Minority interests result from the consolidation of 98% owned subsidiary of BGI and 50.96% owned subsidiaries of BGHK and BGL. As of March 31, 2010, BGI, BGHK and BGL recorded a net liability. As a result, the minority interests in the net loss of these subsidiaries is $Nil for the year ended March 31, 2010 due to the minority stockholders’ equity balance being $Nil at March 31, 2010. Such minority interests in the net losses of the subsidiaries have not been recorded, the minority interests in future profits will not be recognized until the aggregate of such profits equal the aggregate unrecognized losses.

14.          RELATED PARTY TRANSACTIONS

Apart from the transactions as disclosed in notes 7, 9 and 11 to the consolidated financial statements, during the years ended March 31, 2010 and 2009, the Company had no other material transactions with its related parties during the reporting periods. Amounts due to related parties are non-interest bearing and unsecured. These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

15.          SEGMENT INFORMATION

The Company operated in a single segment, being conducting mineral exploration on selected territory within Mongolia.

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010 AND 2009

16.          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

			Cumulative
			Total Since
	2010	2009	Inception

Cash paid for:
Interest	$–	$–	$9,011
Income taxes	$–	$–	$–
Shares issued for debt settlement	$–	$–	$627,605

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

The Company currently has no source of revenues; as such, the Company is dependent upon external financings or the sale of assets (or an interest therein) to fund activities. In order to carry future projects and pay for administrative costs, the Company will spend its existing working capital and raise additional funds as needed. Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable. There were no changes in the Company’s approach to capital management during the year ended March 31, 2010. The Company is not subject to externally imposed capital requirements.

18.          TERMINATION OF MONGOLIAN PROJECT

During the year ended March 31, 2010, the Company wrote-off all its remaining assets in Mongolia, including $21,098 in property, plant and equipment and $81,396 in prepaid expenses, and terminated its operations in Mongolia.

19.          SUBSEQUENT EVENTS

a)

Effective September 8, 2011, the Company sold its 100% interest in NB to an arm’s length party in exchange for $10 and an indemnification in favor of the Company against all present and future obligations of NB. As a result of the sale, the Company will cease consolidating NB on that date, which will result in reductions of assets and liabilities. On a pro-forma basis (as if the sale of NB had occurred on March 31, 2010), the assets would be reduced by $ 82,079, the total liabilities would be reduced by $5,095,628 with a resultant gain of $5,013,549.

As at March 31, 2010, pro-forma continuing operations would consist of assets of $4,050 and liabilities of $228,395. Operations for the year ended March 31, 2010 would have amounted to a net loss of $107,746 and a loss per share of $0.00.

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010 AND 2009

19.          SUBSEQUENT EVENTS (Cont’d)

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
Date: September 22, 2011

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rudijanto Azali
Rudijanto Azali
(Principal Executive Officer)
President, Chief Executive Officer and Director
Date: September 22, 2011

By:	/s/ Michael Kinley
Michael Kinley
(Principal Financial Officer)
Chief Financial Officer
Date: September 22, 2011

By:	/s/ Supriadi
Supriadi
Director
Date: September 22, 2011