Form 10-Q
period 2010-09-30
WORLDSTAR ENERGY, CORP.
filed 2011-10-03
CIK 1093677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
September 30, 2010

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

It is the opinion of management the interim consolidated financial statements for the six months ended September 30, 2010 and 2009 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading. These consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended March 31, 2010. All adjustments are of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended March 31, 2010.

WORLDSTAR ENERGY, CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND MARCH 31, 2010

	September 30,	March 31,
	2010	2010
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$8,701	$8,872
Amount due from a minority stockholder (notes 14)	77,257	77,257

Total Current Assets	85,958	167,525

Total Assets	$85,958	$86,129

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$219,529	$219,529
Loans from directors (notes 9 and 14)	3,433,571	3,433,571
Amount due to related companies (notes 7 and 14)	1,012,738	1,012,738
Amount due to a director (notes 7 and 14)	624,133	624,133
Short-term loans (note 10)	34,052	34,052

Total Liabilities	5,324,023	5,324,023

Stockholders’ Equity (Deficiency):
Capital stock (note 11)	57,762	57,762
Additional paid-in capital	7,119,843	7,119,843
Share issue costs	(556,875)	(556,875)
Accumulated other comprehensive income	244	244
Deficit accumulated during the development stage	(11,859,039)	(11,858,868)

Total Stockholders’ Equity (Deficiency)	(5,238,065)	(5,237,894)

Total Liabilities and Stockholders’ Equity (Deficiency)	$85,958	$86,129

Nature of Operations and Going Concern (note 1)
Commitment and Contingencies (note 12)
Minority Interests (note 13)
Subsequent events (note 18)

The accompanying notes are an integral part of these interim consolidated financial statements.

WORLDSTAR ENERGY, CORP.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

					Cumulative
	Three Months Ended		Six Months Ended		Total Since
	September 30,		September 30,		Inception
	2010	2009	2010	2009

Operating expenses
Depreciation of property, plant and equipment	$–	$1,164	$–	$2,329	$1,332,712
Property exploration and maintenance	–	–	–	–	419,836
General and administrative expenses	86	66	171	433	1,175,028

Loss before other expenses	(86)	(1,230)	(171)	(2,762)	(2,927,576)

Other income (expenses):
Write-off of mineral exploration rights	–	–	–	–	(7,317,739)
Termination of Mongolian project (note 18)	–	–	–	–	(102,494)
Finance costs	–	–	–	–	(9,011)
Other income	–	–	–	–	5,403

Total other expenses	–	–	–	–	(7,423,841)

Income (loss) before minority interests and income taxes	(86)	(1,230)	(171)	(2,762)	(10,351,417)

Minority interest in net loss of subsidiaries	–	–	–	–	5

Net loss and comprehensive loss	$(86)	$(1,230)	$(171)	$(2,762)	$(10,351,412)

Net loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	57,761,834	57,761,834	57,761,834	57,761,834

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these interim consolidated financial statements.

WORLDSTAR ENERGY, CORP.
INTERIM CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the	Total
			Paid-in	Share	Comprehensive	Development	Stockholders’
	Capital Stock		Capital	Issue Costs	Income	Stage	Equity

	Shares	Amount

Inception at November 28, 2006 (legal subsidiary National Base Investment Limited (“NB”))	1	$1	$–	$-	$–	$-	$1

Loss for the period	–	–	–	–	–	(21,090)	$(21,090)

Balance at March 31, 2007	1	1	–	–	–	(21,090)	(21,089)

Capital stock of NB eliminated on reverse acquisition	(1)	(1)	–	–	–	1	–
Balance of legal parent WorldStar Energy, Corp. (“legal parent’) stockholders’ equity before reverse acquisition	630,134	630	821,433	–	5,209	(1,834,900)	(1,007,628)
Reversal of legal parent’s stockholders’ equity at reverse acquisition	–	(630)	(821,433)	–	(5,209)	827,272	–
Shares issued on acquisition of NB	30,000,000	–	–	–	–	–	–
Facilitation fee for reverse acquisition	2,000,000	2,000	498,000	–	–	(500,000)	–
Private placement	22,000,000	22,000	5,478,000	(6,875)	–	–	5,493,125
Shares issued for finders’ fee	2,200,000	2,200	547,800	(550,000)	–	–	–
Shares issued to settle debt	931,700	932	626,673	–	–	–	627,605
Adjustment due to difference in par value of shares of NB and legal parent	–	30,630	(30,630)	–	–	–	–
Foreign currency translation	–	–	–	–	244	–	244
Loss for the year	–	–	–	–	–	(10,217,305)	(10,217,305)

Balance at March 31, 2008	57,761,834	57,762	7,119,843	(556,875)	244	(11,746,022)	(5,125,048)
Loss for the year	–	–	–	–	–	(5,100)	(5,100)
Balance at March 31, 2009	57,761,834	57,762	7,119,843	(556,875)	244	(11,751,122)	(5,130,148)
Loss for the year	–	–	–	–	–	(107,746)	(107,746)
Balance at March 31, 2010	57,761,834	57,762	7,119,843	(556,875)	244	(11,858,868)	(5,237,894)
Loss for the period	–	–	–	–	–	(171)	(171)
Balance at September 30, 2010	57,761,834	$57,762	$7,119,843	$(556,875)	$244	$(11,859,039)	$(5,238,065)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

			Cumulative
			Total Since
	2010	2009	Inception
Cash Flows From Operating Activities:
Net loss	$(171)	$(2,762)	$(10,351,412)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	–	2,329	1,335,041
Interest	–	–	812
Minority interest in net loss of subsidiaries	–	–	(5)
Write-off of mineral exploration rights	–	–	7,317,739
Termination of Mongolian project	–	–	102,494
Changes in operating assets and liabilities
Amount due from a minority stockholder	–	–	(110,976)
Prepaid expenses	–	–	(77,772)
Other payables and accrued expenses	–	–	(52,802)
Amount due to related companies	–	–	869,385
Amount due to a minority stockholder	–	–	624,790
Net Cash Flows Provided by (Used in) Operating Activities	(171)	(433)	(345,035)

Cash Flows From Investing Activities:
Purchase of equipment	–	–	(7,864)
Cash inflow on reverse take-over	–	–	24,346
Cash inflow from BGI and BGHK	–	–	424,120
Cash advance to BGHK before acquisition on
February 27, 2007	–	–	(3,714,286)
Net Cash Flows Provided by (Used in) Investing Activities	–	–	(3,273,684)

Cash Flows From Financing Activities:
Amount advanced from ultimate holding
company	–	–	3,540,000
Amount advanced from related parties	–	–	15,873
Amount advanced from minority shareholders	–	–	–
Amount advanced from a former stockholder	–	–	74,286
Amount advanced from a related party	–	–	–
Proceeds from short-term loans	–	–	127,100
Repayment of short-term loans	–	–	(127,100)
Proceeds from minority stockholders in subscribing subsidiaries’ allotted shares	–	–	5
Proceeds from issuance of shares	–	–	1
Net Cash Flows Provided by (Used in) Financing Activities	–	–	3,630,165

Foreign Exchange Effect on Cash	–	–	(2,745)
Net Increase (Decrease) in Cash and Cash Equivalents	(171)	(433)	8,701
Cash and Cash Equivalents at Beginning of Period	8,872	9,466	–
Cash and Cash Equivalents at End of Period	$8,701	$9,033	$8,701

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses since inception (six months ended September 30, 2010 - $171; 2009 - $2,762), is currently unable to self-finance its operations, has a working capital deficiency of $5,238,065 (March 31, 2010 - $5,237,894), a deficit accumulated during the development stage of $11,859,039 (March 31, 2010 - $11,858,868), limited resources, no source of operating cash flow, no assurance that sufficient funding will be available to conduct further operations, debts comprised of accounts payable, amounts due to related companies, a director and short-term loans totaling $5,324,023 currently due or considered delinquent, no assurance that the Company will not face additional legal actions from those creditors, and there is no assurance that the Company’s business plans will become commercially viable or profitable. Any one or a combination of these above conditions could result in failure of the business and require the Company to cease operations.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

3.            SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

As of September 30, 2010, substantially all of the Company and related companies’ cash and cash equivalents and related companies were held by major financial institutions located Hong Kong and Canada which management believes are of high credit quality.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

The Company’s concentration of credit risk and maximum exposure thereto is as follows:

	September 30,	March 31,
	2010	2010

Cash	$8,670	$8,841
Short-term investments	31	31
Amount due from a director	77,257	77,257

	$85,958	$86,129

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company’s approach to managing liquidity risk is to provide reasonable assurance that it will have sufficient funds to meet liabilities when due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash and cash equivalents at September 30, 2010 totalled $8,701 (March 31, 2010 - $8.872) which will not be sufficient to meet its obligations related to its accounts payable and accrued liabilities of $219,529 (March 31, 2010 - $219,529) and a total of $5,104,494 (2009 - $5,104,494) for loans from directors, related companies; a director, due to related companies and short-term loans.

All its non-derivative financial liabilities are made up of accounts payable which are due within the first fiscal quarter of 2012 and loans from directors, due to related companies; due to a director and short-term loans are due on demand.

(d)	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices. Market risk comprises three types of risk: interest rate risk, foreign currency risk and other risks .

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

The Company’s cash and cash equivalents consist of cash held in bank accounts and short-term investments. Due to the short-term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows as of September 30, 2010.

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

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

5.            REVERSE TAKOVER AND RECAPITALIZATION (Cont’d)

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

The consolidated statements of operations and cash flows for the six months ended September 30, 2007, onward are those of National Base to the date of the reverse takeover when operations were combined. The consolidated balance sheets at September 30 and March 31, 2009, statements of operations and cash flows for the six months ended September 30, 2010 include National Base’s operations and cash flows for the six months ended September 30, 2010 and the Company’s operations and cash flows for the six months ended September 30, 2010. The number of common shares outstanding as at September 30, 2010 are those of the Company’s.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

5.            REVERSE TAKOVER AND RECAPITALIZATION (Cont’d)

The results of operations of the Company for the period from April 1, 2007 to August 14, 2007 are as follows:

Expenses
Management fees	$20,000
Professional fees	48,719
Transfer agent and filing fees	2,884
Foreign exchange	1,148
Office	131
Write-off of Indonesian project costs	159,000
Loss for the period	$231,882

6.            INCOME TAXES

United States

The Company is subject to income tax at the rate of 35% on income earned in the United States. As of September 30, 2010, all of the Company’s operations were carried on outside the US and the Company had accumulated losses for income tax purposes of approximately $2,400,000, however, utilization of any such losses against future taxable income is limited under the Internal Revenue Code as a result of corporate reorganizations in 2002 and 2007 involving separate changes in control which substantially restrict tax loss utilization.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

8.            TERMINATION OF MONGOLIAN PROJECT

During the year ended March 31, 2010, the Company wrote-off all its remaining assets in Mongolia, including $21,098 in property, plant and equipment and $81,396 in prepaid expenses, and terminated its operations in Mongolia.

9.            LOANS FROM DIRECTORS

These amounts are interest-free, unsecured and repayable on demand.

10.          SHORT-TERM LOANS

As of September 30, 2010 the unsecured loans granted from a third party bear interest at 12% per annum and are due on demand.

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

No share issuances occurred during the period ended September 30, 2010.

12.          COMMMITMENT AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of September 30, 2010.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

13.          MINORITY INTERESTS

Minority interests result from the consolidation of 98% owned subsidiary of BGI and 50.96% owned subsidiaries of BGHK and BGL. As of September 30, 2010, BGI, BGHK and BGL recorded a net liability. As a result, the minority interests in the net loss of these subsidiaries is $Nil for the six months ended September 30, 2010 due to the minority stockholders’ equity balance being $Nil at March 31, 2010. Such minority interests in the net losses of the subsidiaries have not been recorded, the minority interests in future profits will not be recognized until the aggregate of such profits equal the aggregate unrecognized losses.

14.          RELATED PARTY TRANSACTIONS

Apart from the transactions as disclosed in notes 7, 9 and 11 to the consolidated financial statements, during the six months ended September 30, 2010 and 2009, the Company had no other material transactions with its related parties during the reporting periods. Amounts due to related parties are non-interest bearing and unsecured. These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

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

The Company currently has no source of revenues; as such, the Company is dependent upon external financings or the sale of assets (or an interest therein) to fund activities. In order to carry future projects and pay for administrative costs, the Company will spend its existing working capital and raise additional funds as needed. Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable. There were no changes in the Company’s approach to capital management during the period ended September 30, 2010. The Company is not subject to externally imposed capital requirements.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

18.          SUBSEQUENT EVENTS

a)

Effective September 8, 2011, the Company sold its 100% interest in NB to an arm’s length party in exchange for $10 and an indemnification in favor of the Company against all present and future obligations of NB. As a result of the sale, the Company will cease consolidating NB on that date, which will result in reductions of assets and liabilities. On a pro- forma basis (as if the sale of NB had occurred on September 30, 2010), the assets would be reduced by $82,078, the total liabilities would be reduced by $5,095,628 with a resultant gain of $5,013,550.

As at September 30, 2010, pro-forma continuing operations would consist of assets of $3,880 and liabilities of $228,395. Operations for the period ended September 30, 2010 would have amounted to a net loss of $171 and a loss per share of $0.00.

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

Item 2.            Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the six month periods ended September 30, 2010 and 2009 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six month periods ended September 30, 2010 and 2009. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading “Risk Factors”.

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

Current Status

As at September 30, 2010, we had not engaged in any exploration activities on the properties covered by the Mongolian licenses, as we had not yet completed our analysis of the existing database nor prioritized our exploration targets.

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

Capital Costs

During the next 12 months we anticipate that we will not generate any revenue. We had cash of $8,701 and a working capital deficiency of $5,238,065 at September 30, 2010.

Results of Operations – Three and Six months Ended September 30, 2010 and 2009

The following table sets forth our operating results for the three and six months ended September 30, 2010, as compared with our operating results for the three and six months ended September 30, 2009.

Consolidated Loss from Operations

	Three Months Ended			Six Months Ended
	September	September	Change	September	September	Change
	30,	30,	(Increase/	30,	30,	(Increase/
	2010	2009	Decrease)	2010	2009	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Amortization of mineral exploration rights and depreciation of equipment	$–	$1,164	$(1,164)	$–	$2,329	$(2,329)
General and administrative expenses	86	66	20	171	433	(262)

Loss from operations	$(86)	$(1,230)	$(1,144)	$(171)	$(2,762)	$(2,591)

Depreciation of Property, Plant and Equipment

Our depreciation expense amounted to $Nil the three months ended September 30, 2010 (2009 - $1,164). The Company wrote-off all its property, plant and equipment at March 31, 2010, resulting in $Nil in depreciation in the three and six months ended September 30, 2010.

General and Administrative Expenses

Our general and administrative expenses increased to $86 during the three months ended September 30, 2010 as compared to $66 during the three months ended September 30, 2009. The Company was basically inactive beginning April 1, 2008.

Net Loss

The following table reflects our net loss for the three and six months ended September 30, 2010 and 2009, after taking into account the amounts recognized as other income or expenses.

	Three Months Ended			Six Months Ended
	September	September	Change	September	September	Change
	30,	30,	(Increase/	30,	30,	(Increase/
	2010	2009	Decrease)	2010	2009	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Loss from operations	$(86)	$(1,230)	$1,144	$(171)	$(2,762)	$2,591
Other expenses	–	–	–	–	–	–

Net loss and comprehensive loss	$(86)	$(1,230)	$1,144	$(171)	$(2,762)	$2,591

We recorded a net loss of $86 for the three months ended September 30, 2010 as compared to a net loss of $1,230 for the three months ended September 30, 2009.

We recorded a net loss of $171 for the six months ended September 30, 2010 as compared to a net loss of $2,762 for the six months ended September 30, 2009.

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

Cash and Working Capital

The following table sets forth our cash and cash equivalents and working capital as of September 30, 2010 and March 31, 2010:

	As of	As of
	September 30,	March 31,
	2010	2010

Cash and cash equivalents	$8,701	$8,872

Working capital surplus (deficiency)	$(5,238,065)	$(5,237,894)

Cash Flows from Operating Activities

Our cash flows from operating activities during the three months ended September 30, 2010 were $(86). Our cash flows from operating activities for 2010 include net loss of $86 and $Nil in depreciation.

Our cash flows from operating activities during the three months ended September 30, 2009 were $(66). Our cash flows from operating activities for 2009 include net loss of $1,230 and $1,164 in depreciation.

Our cash flows from operating activities during the six months ended September 30, 2010 were $(171). Our cash flows from operating activities for 2010 include net loss of $171 and $Nil in depreciation.

Our cash flows from operating activities during the six months ended September 30, 2009 were $(433). Our cash flows from operating activities for 2009 include net loss of $2,762 and $2,329 in depreciation.

Cash Flows from Investing Activities

Our cash flows from investing activities for the three and six months ended September 30, 2010 and 2009 were $Nil.

Cash Flows from Financing Activities

Our cash flows from financing activities for the three and six months ended September 30, 2010 and 2009 were $Nil.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of September 30, 2010 most of the cash and cash equivalents were denominated in US dollars and were placed with banks in Hong Kong and Canada.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and amounts due from related parties. As of September 30, 2010, substantially all of the Company and related companies’ cash and cash equivalents and related companies were held by major financial institutions located in Hong Kong and Canada which management believes are of high credit quality.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting, however, our filings have been delinquent during the period from September 30, 2010 to date as the Company did not have the financial resources to fund the costs involved in completing these filings. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2010.

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

We had net loss of $171 for the six months ended September 30, 2010, and a net loss of $2,762 for the six months ended September 30, 2009. As of September 30, 2010, we had a working capital deficiency of $5,238,065. This deficiency includes current liabilities of $5,324,023 representing payables amount due to related companies, and short-term loans. In addition, in order to preserve our rights under our sublicense agreement with Fire Block Technologies Inc., we are under obligations to pay a continuing royalty to Fire Block Technologies Inc., and to purchase certain escalating minimum quantities of ZeroignitionTM Solution from Fire Block Technologies Inc. during each year of the term of the sublicense agreement.

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

As of September 30, 2010, the outstanding principal and unpaid interest amount of our debt was $5,324,023. The widely reported domestic and global recession, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our financial condition, and if sustained or worsened, such adverse effects could continue or deteriorate. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. These conditions have made it difficult for us to obtain capital and financing and have limited our flexibility to plan for acquisitions of any business or assets that we may identify. If these conditions persist or deteriorate, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

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