Form 10-Q
period 2010-12-31
WORLDSTAR ENERGY, CORP.
filed 2011-10-03
CIK 1093677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 1-08733

WORLDSTAR ENERGY, CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0409163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rm 803, 8/F, Jubilee Centre
No. 42 Gloucester Road
Wanchai, Hong Kong, China	______________
(Address of principal executive offices)	(Zip Code)

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
December 31, 2010

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

It is the opinion of management the interim consolidated financial statements for the three and nine months ended December 31, 2010 and 2009 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading. These consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended March 31, 2010. All adjustments are of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended March 31, 2010.

WORLDSTAR ENERGY, CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND MARCH 31, 2010

	December 31,	March 31,
	2010	2010
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$33,751	$8,872
Amount due from a director (note 14)	77,257	77,257

Total Current Assets	111,008	86,129

Total Assets	$111,008	$86,129

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$219,529	$219,529
Loans from directors (notes 9 and 14)	3,433,571	3,433,571
Amount due to related companies (notes 7 and 14)	1,012,738	1,012,738
Amount due to a director (notes 7 and 14)	624,133	624,133
Short-term loans (note 10)	78,912	34,052

Total Liabilities	5,368,883	5,324,023

Stockholders’ Equity (Deficiency):
Capital stock (note 11)	57,762	57,762
Additional paid-in capital	7,119,843	7,119,843
Share issue costs	(556,875)	(556,875)
Accumulated other comprehensive income	244	244
Deficit accumulated during the development stage	(11,878,849)	(11,858,868)

Total Stockholders’ Equity (Deficiency)	(5,257,875)	(5,237,894)

Total Liabilities and Stockholders’ Equity (Deficiency)	$111,008	$86,129

Nature of Operations and Going Concern (note 1)
Commitment and Contingencies (note 12)
Minority Interests (note 13)
Subsequent events (note 18)

The accompanying notes are an integral part of these interim consolidated financial statements.

WORLDSTAR ENERGY, CORP.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
					Cumulative Total
	2010	2009	2010	2009	Since Inception

Operating expenses
Depreciation of property, plant and equipment	$–	$1,165	$–	$3,494	$1,332,712
Property exploration and maintenance	–	–	–	–	419,836
General and administrative expenses	19,810	80	19,981	513	1,194,838

Loss before other expenses	(19,810)	(1,245)	(19,981)	(4,007)	(2,947,386)

Other income (expenses):
Write-off of mineral exploration rights	–	–	–	–	(7,317,739)
Termination of Mongolian project (note 8)	–	–	–	–	(102,494)
Finance costs	–	–	–	–	(9,011)
Other income	–	–	–	–	5,403

Total other expenses	–	–	–	–	(7,423,841)

Income (loss) before minority interests and income taxes	(19,810)	(1,245)	(19,981)	(4,007)	(10,371,227)

Minority interest in net loss of subsidiaries	–	–	–	–	5

Net loss and comprehensive loss	$(19,810)	$(1,245)	(19,981)	$(4,007)	$(10,371,222)

Loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	57,761,834	57,761,834	57,761,834	57,761,834

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)	(0.00)	$(0.00)

The accompanying notes are an integral part of these interim consolidated financial statements.

WORLDSTAR ENERGY, CORP.
INTERIM CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the	Total
			Paid-in	Share	Comprehensive	Development	Stockholders’
	Capital Stock		Capital	Issue Costs	Income	Stage	Equity

	Shares	Amount

Inception at November 28, 2006 (legal subsidiary National Base Investment Limited (“NB”))	1	$1	$–	$-	$–	$-	$1

Loss for the period	–	–	–	–	–	(21,090)	$(21,090)

Balance at March 31, 2007	1	1	–	–	–	(21,090)	(21,089)

Capital stock of NB eliminated on reverse acquisition	(1)	(1)	–	–	–	1	–
Balance of legal parent WorldStar Energy, Corp. (“legal parent’) stockholders’ equity before reverse acquisition	630,134	630	821,433	–	5,209	(1,834,900)	(1,007,628)
Reversal of legal parent’s stockholders’ equity at reverse acquisition	–	(630)	(821,433)	–	(5,209)	827,272	–
Shares issued on acquisition of NB	30,000,000	–	–	–	–	–	–
Facilitation fee for reverse acquisition	2,000,000	2,000	498,000	–	–	(500,000)	–
Private placement	22,000,000	22,000	5,478,000	(6,875)	–	–	5,493,125
Shares issued for finders’ fee	2,200,000	2,200	547,800	(550,000)	–	–	–
Shares issued to settle debt	931,700	932	626,673	–	–	–	627,605
Adjustment due to difference in par value of shares of NB and legal parent	–	30,630	(30,630)	–	–	–	–
Foreign currency translation	–	–	–	–	244	–	244
Loss for the year	–	–	–	–	–	(10,217,305)	(10,217,305)

Balance at March 31, 2008	57,761,834	57,762	7,119,843	(556,875)	244	(11,746,022)	(5,125,048)
Loss for the year	–	–	–	–	–	(5,100)	(5,100)
Balance at March 31, 2009	57,761,834	57,762	7,119,843	(556,875)	244	(11,751,122)	(5,130,148)
Loss for the year	–	–	–	–	–	(107,746)	(107,746)
Balance at March 31, 2010	57,761,834	57,762	7,119,843	(556,875)	244	(11,858,868)	(5,237,894)
Loss for the period	–	–	–	–	–	(19,981)	(19,981)
Balance at December 31, 2010	57,761,834	$57,762	$7,119,843	$(556,875)	$$244	$(11,878,849)	$(5,257,875)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

			Cumulative
			Total Since
	2010	2009	Inception
Cash Flows From Operating Activities:
Net loss	$(19,981)	$(4,007)	$(10,371,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	3,494	1,332,712
Interest	–	–	812
Minority interest in net loss of subsidiaries	–	–	(5)
Write-off of mineral exploration rights	–	–	7,317,739
Termination of Mongolian project	–	–	102,494
Changes in operating assets and liabilities
Amount due from a minority stockholder	–	–	(110,976)
Prepaid expenses	–	–	(77,772)
Other payables and accrued expenses	–	–	(52,802)
Amount due to related companies	–	–	869,385
Amount due to a minority stockholder	–	–	624,790
Net Cash Flows Used in Operating Activities	(19,981)	(513)	(364,845)

Cash Flows From Investing Activities:
Purchase of equipment	–	–	(7,864)
Cash inflow on reverse take-over	–	–	24,346
Cash inflow from BGI and BGHK	–	–	424,120
Cash advance to BGHK before acquisition on February 27, 2007	–	–	(3,714,286)
Net Cash Flows Provided by (Used in) Investing Activities	–	–	(3,273,684)

Cash Flows From Financing Activities:
Amount advanced from ultimate holding company	–	–	3,540,000
Amount advanced from related parties	–	–	15,873
Amount advanced from minority shareholders	–	–	–
Amount advanced from a former stockholder	–	–	74,286
Proceeds from short-term loans	44,860	–	171,960
Repayment of short-term loans	–	–	(127,100)
Proceeds from minority stockholders in subscribing subsidiaries’ allotted shares	–	–	5
Proceeds from issuance of shares	–	–	1
Net Cash Flows Provided by (Used in) Financing Activities	–	–	3,675,025

Foreign Exchange Effect on Cash	–	–	(2,745)
Net Increase (Decrease) in Cash and Cash Equivalents	24,879	(513)	33,751
Cash and Cash Equivalents at Beginning of Period	8,872	9,466	–
Cash and Cash Equivalents at End of Period	$33,751	$8,953	$33,751

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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

Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses since inception (nine months ended December 31, 2010 - $19,981; 2009 - $4,007), is currently unable to self-finance its operations, has a working capital deficiency of $5,257,875 (March 31, 2010 - $5,237,894), a deficit accumulated during the development stage of $11,878,849 (March 31, 2010 - $11,858,868), limited resources, no source of operating cash flow, no assurance that sufficient funding will be available to conduct further operations, debts comprised of accounts payable, amounts due to related companies, a director and short-term loans totaling $5,368,883 currently due or considered delinquent, no assurance that the Company will not face additional legal actions from creditors regarding delinquent other payables and accrued expenses, loans from directors, amounts due to , related companies, and short-term loans, and there is no assurance that the Company’s business plans will become commercially viable or profitable. Any one or a combination of these above conditions could result in failure of the business and require the Company to cease operations

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

1.            NATURE OF OPERATIONS AND GOING CONCERN (Cont’d)

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

3.            SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and amounts due from related parties. As of December 31, 2010, substantially all of the Company and related companies’ cash and cash equivalents and related companies were held by major financial institutions located in Hong Kong and Canada which management believes are of high credit quality.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

4.            FINANCIAL INSTRUMENTS AND RISKS (Cont’d)

(b)	Credit risk

Credit risk is the risk that a counter -party to a financial instrument will fail to discharge its contractual obligations.

The Company mitigates credit risk, in respect of cash and cash equivalents, by purchasing highly liquid, short-term investments with maturities of less than three months, held at a high-credit quality Hong Kong and Canadian and financial institutions.

With respect to the amount due from a director, the credit risk has been assessed as low by management as the Company has strong working relationship with the party involved.

The Company’s concentration of credit risk and maximum exposure thereto is as follows:

	December 31,	March 31,
	2010	2010

Cash	$33,720	$8,841
Short-term investments	31	31
Amount due from a director	77,257	77,257

	$111,008	$86,129

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company’s approach to managing liquidity risk is to provide reasonable assurance that it will have sufficient funds to meet liabilities when due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash and cash equivalents at December 31, 2010 totalled $33,751 (March 31, 2010 - $8,872) which will not be sufficient to meet its obligations related to its accounts payable and accrued liabilities of $219,529 (March 31, 2010 - $219,529) and a total of $5,149,354 (2010 - $5,104,494) for loans from directors, amounts due to ultimate holding company (pre-acquisition); related companies; a director; and a former stockholder, due to related companies and short-term loans.

All its non-derivative financial liabilities are made up of accounts payable and accrued liabilities which are due within the first fiscal quarter of 2012 and loans from directors, amounts due to ultimate holding company (pre-acquisition); due to related companies; due to a director; and due to a former stockholder, due to related parties and short -term loans are due on demand.

(d)	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices. Market risk comprises three types of risk: interest rate risk, foreign currency risk and other risks .

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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

The Company’s cash and cash equivalents consist of cash held in bank accounts and short-term investments. Due to the short-term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows as of December 31, 2010.

(ii)	Foreign currency risk

The Company is not exposed to foreign currency risk as it does not have any financial instruments denominated in foreign currencies.

(iii)	Other price risk

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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

The consolidated balance sheets at December 31 and March 31, 2010, statements of operations and cash flows for the nine and three months ended December 31, 2010, statements of operations and cash flows for the three months ended December 31, 2010 include National Base’s operations and cash flows for the nine and three months ended December 31, 2010 and the three months ended December 31,2009 and the Company’s operations and cash flows for the nine and three months ended December 31, 2010 and for the three months ended December 31, 2009. The number of common shares outstanding as at December 31, 2010 are those of the Company’s.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

5.            REVERSE TAKOVER AND RECAPITALIZATION (Cont’d)

The results of operations of the Company for the period from April 1, 2007 to August 14, 2007 are as follows:

Expenses
Management fees	$20,000
Professional fees	48,719
Transfer agent and filing fees	2,884
Foreign exchange	1,148
Office	131
Write-off of Indonesian project costs	159,000

Loss for the period	$231,882

6.            INCOME TAXES

United States

The Company is subject to income tax at the rate of 35% on income earned in the United States. As of December 31, 2010, all of the Company’s operations were carried on outside the US and the Company had accumulated losses for income tax purposes of approximately $2,400,000, however, utilization of any such losses against future taxable income is limited under the Internal Revenue Code as a result of corporate reorganizations in 2002 and 2007 involving separate changes in control which substantially restrict tax loss utilization.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

8.            TERMINATION OF MONGOLIAN PROJECT

During the year ended March 31, 2010, the Company wrote-off all its remaining assets in Mongolia, including $21,098 in property, plant and equipment and $81,396 in prepaid expenses, and terminated its operations in Mongolia.

9.            LOANS FROM DIRECTORS

These amounts are interest-free, unsecured and repayable on demand.

10.          SHORT-TERM LOANS

Included in short-term loans is $34,052 (2010 - $34,052) from a third party that bears interest at 12% per annum and $44,860 (2010 - $ Nil) from BLMH Technologies Inc., a company related to the vendor of the new sublicense acquired by the company subsequent to the year end (note 18 (b)), that bears interest at 8% per annum. Both of these loans are unsecured and repayable on demand.

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

No share issuances occurred during the nine-month period ended December 31, 2010.

12.          COMMMITMENT AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of December 31, 2010.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

13.          MINORITY INTERESTS

Minority interests result from the consolidation of 98% owned subsidiary of BGI and 50.96% owned subsidiaries of BGHK and BGL. As of December 31, 2010, BGI, BGHK and BGL recorded a net liability. As a result, the minority interests in the net loss of these subsidiaries is $Nil for the nine months ended December 31, 2010 due to the minority stockholders’ equity balance being $Nil at March 31, 2010. Such minority interests in the net losses of the subsidiaries have not been recorded, the minority interests in future profits will not be recognized until the aggregate of such profits equal the aggregate unrecognized losses.

14.          RELATED PARTY TRANSACTIONS

Apart from the transactions as disclosed in notes 7, 9 and 11 to the consolidated financial statements, during the nine months ended December 31, 2010 and 2009, the Company had no other material transactions with its related parties during the reporting periods. Amounts due to related parties are non-interest bearing and unsecured. These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

15.          SEGMENT INFORMATION

The Company operated in a single segment, being conducting mineral exploration on selected territory within Mongolia. This business was terminated effective March 31, 2010 (note 8).

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

The Company currently has no source of revenues; as such, the Company is dependent upon external financings or the sale of assets (or an interest therein) to fund activities. In order to carry future projects and pay for administrative costs, the Company will spend its existing working capital and raise additional funds as needed. Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable. There were no changes in the Company’s approach to capital management during the period ended December 31, 2010. The Company is not subject to externally imposed capital requirements.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

18.          SUBSEQUENT EVENTS

a)

Effective September 8, 2011, the Company sold its 100% interest in NB to an arm’s length party in exchange for $10 and an indemnification in favor of the Company against all present and future obligations of NB. As a result of the sale, the Company will cease consolidating NB on that date, which will result in reductions of assets and liabilities. On a pro-forma basis (as if the sale of NB had occurred on December 31, 2010), the assets would be reduced by $181,079, the total liabilities would be reduced by $5,095,628 with a resultant gain of $4,919,549.

As at December 31, 2010, pro-forma continuing operations would consist of assets of $28,930 and liabilities of $272,914. Operations for the period ended December 31, 2008 would have amounted to a net loss of $19,639 and a loss per share of $0.00.

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

Item 2.            Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine month periods ended December 31, 2010 and 2009 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three and nine month periods ended December 31, 2010 and 2009. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading “Risk Factors”.

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

Current Status

As at December 31, 2010, we had not engaged in any exploration activities on the properties covered by the Mongolian licenses, as we had not yet completed our analysis of the existing database nor prioritized our exploration targets.

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

Capital Costs

During the next 12 months we anticipate that we will not generate any revenue. We had cash of $33,751 and a working capital deficiency of $5,257,875 at December 31, 2010.

Results of Operations – Three and Nine months Ended December 31, 2010 and 2009

The following table sets forth our operating results for the three and nine months ended December 31, 2010, as compared with our operating results for the three and nine months ended December 31, 2009

Consolidated Loss from Operations

	Three Months Ended			Nine Months Ended
	December	December	Change	December	December	Change
	31,	31,	(Increase/	31,	31,	(Increase/
	2010	2009	Decrease)	2010	2009	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Depreciation of equipment	$–	$1,165	$(1,165)	$–	$3,494	$(3,494)
General and administrative expenses	19,810	80	19,730	19,981	513	19,468

Loss from operations	$(19,810)	$(1,245)	$(18,565)	$(19,981)	$(4,007)	$(15,468)

Depreciation of Property, Plant and Equipment

Our depreciation expense amounted to $Nil the three months ended December 31, 2010 (2009 - $1,165). The Company wrote-off all its property, plant and equipment at March 31, 2010, resulting in $Nil in depreciation in the three and nine months ended December 31, 2010.

General and Administrative Expenses

Our general and administrative expenses increased to $19,810 during the three months ended December 31, 2010 as compared to $80 during the three months ended December 31, 2009 as the Company has commenced reactivation activities. The Company was basically inactive beginning April 1, 2008. During the three months ended December 31, 2010, the Company commenced efforts in preparation of past-due filings.

Net Loss

The following table reflects our net loss for the three and nine months ended December 31, 2010 and 2009, after taking into account the amounts recognized as other income or expenses.

	Three Months Ended			Nine Months Ended
	December	December	Change	December	December	Change
	31,	31,	(Increase/	31,	31,	(Increase/
	2010	2009	Decrease)	2010	2009	Decrease)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Loss from operations	$(19,810)	$(1,245)	$(19,565)	$(19,981)	$(4,007)	$(15,974)
Other expenses	–	–	–	–	–	–

Net loss and comprehensive loss	$(19,810)	$(1,245)	$(19,565)	$(19,981)	$(4,007)	$(19,974)

We recorded a net loss of $19,810 for the three months ended December 31, 2010 as compared to a net loss of $1,245 for the three months ended December 31, 2009. The increase in net loss between these periods is primarily related to an increase in general and administrative expenses due to increase in legal and audit fees for past-due filings.

We recorded a net loss of $19,981 for the nine months ended December 31, 2010 as compared to a net loss of $4,007 for the nine months ended December 31, 2009. The increase in net loss between these periods is primarily related to an increase in general and administrative expenses due to increase in legal and audit fees for past-due filings.

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

Cash and Working Capital

The following table sets forth our cash and cash equivalents and working capital as of December 31, 2010 and March 31, 2010:

	As of	As of
	December 31,	March 31,
	2010	2010

Cash and cash equivalents	$33,751	$8,872

Working capital surplus (deficiency)	$(5,257,875)	$(5,237,894)

Cash Flows from Operating Activities

Our cash flows from operating activities during the three months ended December 31, 2010 were $(19,810).

Our cash flows from operating activities during the three months ended December 31, 2009 were $(80). Our cash flows from operating activities for 2009 include net loss of $1,245 and $1,165 in depreciation.

Our cash flows from operating activities during the nine months ended December 31, 2010 were $(19,981). Our cash flows from operating activities for 2010 include net loss of $19,981 and $Nil in depreciation.

Our cash flows from operating activities during the nine months ended December 31, 2009 were $(513). Our cash flows from operating activities for 2009 include net loss of $4,007 and $3,494 in depreciation.

Cash Flows from Investing Activities

Our cash flows from investing activities for the three and nine months ended December 31, 2010 and 2009 were $Nil.

Cash Flows from Financing Activities

Our cash flows from financing activities for the three months ended December 31, 2010 were $44,860 compared to $Nil for the three months ended December 31, 2009.

During the three months ended December 31, 2010, we received a short term loan of $44,860 from BLMH Technologies Inc., a company related to the vendor of the new sublicense acquired by the company subsequent to the year end.

Our cash flows from financing activities for the nine months ended December 31, 2010 were $44,860 compared to $Nil for the nine months ended December 31, 2009.

During the nine months ended December 31, 2010, we received advances of $44,860 from BLMH Technologies Inc., a company related to the vendor of the new sublicense acquired by the company subsequent to the year end.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of December 31, 2010 most of the cash and cash equivalents were denominated in US dollars and were placed with banks in Hong Kong and Canada.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and amounts due from related parties. As of December 31, 2010, substantially all of the Company and related companies’ cash and cash equivalents and related companies were held by major financial institutions located in Hong Kong and Canada which management believes are of high credit quality.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting, however, our filings have been delinquent during the period from December 31, 2010 to date as the Company did not have the financial resources to fund the costs involved in completing these filings. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2010.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2010 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

We had net loss of $19,981 for the nine months ended December 31, 2010, and a net loss of $4,007 for the nine months ended December 31, 2009. As of December 31, 2010, we had a working capital deficiency of $5,257,875. This deficiency includes current liabilities of $5,368,883 representing payables payables and accrued expenses, loans from directors, amount due to related companies, and short-term loans. In addition, in order to preserve our rights under our sublicense agreement with Fire Block Technologies Inc., we are under obligations to pay a continuing royalty to Fire Block Technologies Inc., and to purchase certain escalating minimum quantities of ZeroignitionTM Solution from Fire Block Technologies Inc. during each year of the term of the sublicense agreement.

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

As of December 31, 2010, the outstanding principal and unpaid interest amount of our debt was $5,368,883. The widely reported domestic and global recession, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our financial condition, and if sustained or worsened, such adverse effects could continue or deteriorate. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. These conditions have made it difficult for us to obtain capital and financing and have limited our flexibility to plan for acquisitions of any business or assets that we may identify. If these conditions persist or deteriorate, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

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