Form 10-K
period 2011-03-31
WORLDSTAR ENERGY, CORP.
filed 2011-10-03
CIK 1093677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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
[ ] Yes      [ x ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act
[ ] Yes      [ x ] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ ] Yes [ x ] No

 Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. [ x ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
[ x ] Yes      [ ] No

The registrant’s common stock ceased to be eligible for quotation on the OTC Bulletin Board effective August 19, 2008, for failure to comply with NASD (now FINRA) Rule 6530. There is currently no public market for the registrant’s common stock. However, as reported in its current report on Form 8-K filed with the SEC on July 14, 2011, the registrant has acquired an exclusive sublicense dated June 29, 2011 from Fire Block Technologies Inc. to use and apply, in Southeast Asia, including China, the patent-pending processes and solutions licensed by Fire Block Technologies Inc. from Fire Block International Inc., a private Canadian company, for the manufacture of engineered construction products from palm oil tree waste material with zero ignition and zero flame spread properties. The registrant intends to pay a CAD$150,000 acquisition fee to Fire Block Technologies Inc. by way of the issuance of 10,000,000 fully paid shares of common stock in the capital of the registrant (at a deemed issue price per share of CAD$0.015, or $0.015 based on the noon exchange rate on September 29, 2011, as published by the Bank of Canada, of CAD$1.00: $0.9673) to Fire Block Technologies Inc. The aggregate market value of the registrant’s common stock held by non–affiliates of the registrant as of September 29, 2011, not including the deemed issue price at which such stock might be issued to Fire Block Technologies Inc., was approximately $31,351,109.

The registrant had 57,761,834 shares of common stock outstanding as of September 30, 2011.

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

For further information, you should carefully read and consider the section of this annual report entitled “Risk Factors” beginning on page 4.

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

We had net loss of $29,939 for the year ended March 31, 2011 and a net loss of $107,746 for the year ended March 31, 2010. As of March 31, 2011, we had a working capital deficiency of $5,267,833. This deficiency includes current liabilities of $5,370,412 representing payables and accrued expenses, loans from minority stockholders, amount due to related companies, amount due to a minority stockholder, amount due to a former stockholder, related party payable and short-term loans. In addition, in order to preserve our rights under our sublicense agreement with Fire Block Technologies Inc., we are under obligations to pay a continuing royalty to Fire Block Technologies Inc., and to purchase certain escalating minimum quantities of ZeroignitionTM Solution from Fire Block Technologies Inc. during each year of the term of the sublicense agreement.

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

As of March 31, 2011, the outstanding principal and unpaid interest amount of our liabilitieswas $5,370,412. The widely reported domestic and global recession, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our financial condition, and if sustained or worsened, such adverse effects could continue or deteriorate. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. These conditions have made it difficult for us to obtain capital and financing and have limited our flexibility to plan for acquisitions of any business or assets that we may identify. If these conditions persist or deteriorate, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

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

The following table set forth, for the calendar periods indicated, the high and low closing sale price of our common stock on the OTC Bulletin Board.

OTC Bulletin Board

	2011	2010
1st Quarter	$0.15 – 0.15	$0.20 – 1.01
2nd Quarter	0.05 – 0.01	0.20 – 0.55
3rd Quarter	0.05 – 0.05	0.30 – 0.39
4th Quarter	0.05 – 0.05	0.15 – 0.30

Holders

The number of record holders of our common stock, $0.001 par value, as of September 30, 2011 was 102.

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

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal year ended March 31, 2011 on the following reports, as filed with the Securities and Exchange Commission. No securities were issued during this period.

Report	Date of Filing with SEC
Quarterly Report on Form 10– Q for the quarterly period ended June 30, 2010	September 30, 2011
Quarterly Report on Form 10– Q for the quarterly period ended September 30, 2010	September 30, 2011
Quarterly Report on Form 10– Q for the quarterly period ended December 31, 2010	September 30, 2011

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended March 31, 2011 and 2010 should be read in conjunction with our most recent audited consolidated financial statements for the years ended March 31, 2011 and 2010, which are included in this annual report, and the related notes to the consolidated financial statements. This discussion contains forward–looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward–looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

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

We had cash of $25,322 and a working capital deficiency of $5,267,833 at March 31, 2011.

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

Cash and Working Capital

The following table sets forth our cash and cash equivalents and working capital as of March 31, 2011 and 2010:

	As of	As of
	March 31,	March 31,
	2011	2010

Cash and cash equivalents	$25,322	$8,872

Working capital deficiency	$(5,267,833)	$(5,237,894)

Results of Operations – Years Ended March 31, 2011 and 2010

The following table sets forth our consolidated loss from operations during the fiscal years ended March 31, 2011 and 2010.

Consolidated Loss From Operations

	Year Ended	Year Ended
	March 31,	March 31,
	2011	2010

Depreciation of property, plant and equipment	-	(4,658)
General and administrative expenses	(29,939)	(594)
Termination of Mongolian project	-	(102,494)
Loss from operations	$(29,939)	$(107,746)

Depreciation of Property, Plant and Equipment

Our depreciation expense amounted to $Nil for the year ended March 31, 2011 (2010 - $4,658). The Company wrote-off all its property, plant and equipment at March 31, 2010, resulting in $Nil in depreciation in the current year.

General and Administrative Expenses

Our general and administrative expenses increased to $29,939 during the year ended March 31, 2011 as compared to $594 during the year ended March 31, 2010 as the Company has commenced reactivation activities. The Company was basically inactive beginning April 1, 2008. During the year ended March 31, 2011, the Company commenced efforts in preparation of past-due filings.

Termination of Mongolian project

The Company wrote-off all its remaining assets in Mongolia at March 31, 2010, including $21,098 in property, plant and equipment and $81,396 in prepaid expenses, and terminated its operations in Mongolia.

Net Loss

The following table reflects our net loss for the years ended March 31, 2011 and 2010, after taking into account the amounts recognized as other income or expenses.

	Year Ended	Year Ended
	March 31,	March 31,
	2011	2010
Loss from operations	$(29,939)	$(5,252)
Termination of Mongolian project	-	(102,494)
Net loss	$(29,939)	$(107,746)

We recorded a net loss of $29,939 for the year ended March 31, 2011 as compared to a net loss of $107,746 for the year ended March 31, 2010.

Cash Flows From Operating Activities

Our cash flows from operating activities during 2011 were ($29,300). Our cash flows from operating activities for 2011 include net loss of $29,939, and a net change in other current liabilities of $639.

Our cash flows from operating activities during 2010 were $(594). Our cash flows from operating activities for 2010 include net loss of ($107,746), $4,658 in depreciation and $102,494 for termination of our Mongolian project.

Cash Flows From Investing Activities

Our cash flows from investing activities during 2011 and 2010 were $Nil.

Cash Flows From Financing Activities

Our cash flows from financing activities during 2011 (2010 were $Nil) comprised of a short term loan of $45,750 from BLMH Technologies Inc., a company related to the vendor of the new sublicense acquired by the company subsequent to the year end.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of March 31, 2011 most of the cash and cash equivalents were denominated in US dollars and were placed with banks in Hong Kong and Canada.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and amounts due from related parties. As of March 31, 2011, substantially all of the Company and related companies’ cash and cash equivalents and related companies were held by major financial institutions located in Hong Kong and Canada which management believes are of high credit quality.

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

Our audited consolidated financial statements as of March 31, 2011 and 2010 for the years ended March 31, 2010 and 2009, and the related notes to the consolidated financial statements, are filed as part of this annual report beginning on page F–1 below, and are incorporated by reference in this Item 8.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting, however, our filings have been delinquent during the period from March 31, 2011 to date as the Company did not have the financial resources to fund the costs involved in completing these filings. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of March 31, 2011.

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

Management Report on Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a–15(f) Securities Exchange Act of 1934, as amended. Management (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, however, our filings have been delinquent during the period from March 31, 2010 to date as the Company did not have the financial resources to fund the costs involved in completing these filings. Based on our evaluation under this framework, our management concluded that our internal control was not effective as of March 31, 2011.

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

Changes in Internal Control Over Financial Reporting

During the year ended March 31, 2011, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Kinley is currently the President of Winslow Associates Management & Communications Inc., a private business and financial management consulting firm, a position he has held since March 1993. Mr. Kinley has extensive public company experience, including his roles with the following reporting companies: President, CEO, CFO and Director of GFK Resources Inc. (formerly Noise Media Inc.) since February 1997; Director of Indico Resources Ltd. since January 2005 (resigned as CFO in October 2010); CFO of Wealth Minerals Ltd. from July 2005 to October 2010; CFO of Cardero Resources Corp. since August 2005; CFO of International Tower Hill Mines Ltd. from September 2006 to August 2011; CFO of Trevali Mining Corporation (formerly Trevali Resources Corp.) from May 2008 to May 31, 2011; CFO of Dorato Resources Inc. from June 2009 to July 2011and CFO of Corvus Gold Inc. from August 2010 to May 31, 2011.

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

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During the fiscal year ended March 31, 2009, except as disclosed below, these filings were made on a timely basis:

Reporting Person	No. of Late Reports During the Fiscal Year Ended March 31, 2011	No. of Late Reports During the Year Ended March 31, 2010
Richard Tay	Nil	Nil
Michael Kinley	Nil	Nil

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal periods to:

(a)	the person(s) serving as our Company’s principal executive officer during the year ended March 31, 2009;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position During Year Ended March 31	Year or Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non– Equity Incentive Plan Compen– sation ($)	Non– qualified Deferred Compen– sation Earnings ($)	All Other Compen– sation Compen– sation ($)	Total ($)
Richard Tay(2) President and CEO	2011 2010 2009 2008	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -
Michael Kinley(3) CFO and Former President and CEO	2011 2010 2009 2008 2007	- - – -	- - – –	- - – –	- - – –	- - – –	- - – –	- - - 60,000(4) –	- - - 60,000(5) –

Notes:

(1)	We have not granted options to acquire shares of our common stock or made any stock awards to any of our directors or officers.
(2)	Mr. Tay was appointed President and CEO effective February 4, 2007. He resigned from all positions with our Company on July 15, 2011.

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

Outstanding Equity Awards as of March 31, 2011

As of the date of our most recently completed fiscal year, we did not have any outstanding equity awards.

Equity Compensation Plans

As of the date of our most recently completed fiscal year, we did not have any compensation plans, including individual compensation plans, under which our equity securities are authorized for issuance.

Compensation of Directors

Except as outlined under Summary of Compensation Table above, there was no other compensation paid to directors of the Company for the year ended March 31, 2011.

Employment Contracts and Termination of Employment and Change–In–Control Arrangements

We currently have no employment or consulting agreements with our directors and officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of September 30, 2011 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock;

  each named executive officer, each director and all of our directors and executive officers as a group; and

  each person who, as of March 31, 2011, was a named executive officer or a director, and all persons who were directors or executive officers as of March 31, 2011, as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 57,761,834 shares of common stock outstanding as of September 30, 2011.

As of September 30, 2011
Name and Address of Beneficial Owner(1)	Shares	Percent
Named Executive Officers and Directors(2)
Rudijanto Azali(3) President, CEO and Director	Nil	Nil
Supriadi(4) Director	Nil	Nil
Michael Kinley CFO	500,000	0.0086%

	As of September 30, 2011
Name and Address of Beneficial Owner(1)	Shares		Percent
Directors and Executive Officers as a Group (Three Persons)	500,000		0.0086%
Richard Tay(5) Former President, CEO and Director	30,000,000	(4)	51.93%
Michael Kinley(6) Former CFO and Director	500,000		0.0086%
Directors and Executive Officers as at March 31, 2008, as a Group (Two Persons)	30,500,000		52.8%
Major Shareholders (Greater than 5%)
Jewel Star	30,000,000	(7)	51.93%

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

(2)	The address of the executive officers and directors is c/o WorldStar Energy, Corp., Rm 803, 8/F, Jubilee Centre, No. 42 Gloucester Road, Wanchai, Hong Kong, China.
(3)	Mr. Azali was appointed as President, Chief Executive Officer and a Director on July 8, 2011. Accordingly, he is not, by definition, a Named Executive Officer as of the year ended March 31, 2011.
(4)	Mr. Supriadi was appointed as a Director on June 6, 2011.
(5)	Mr. Tay was appointed Chief Executive Officer and director on February 4, 2007. He resigned from all positions with our Company on July 15, 2011.
(6)	Mr. Kinley resigned from all positions with our Company on January 30, 2009, but was re -appointed as Chief Financial Officer on July 15, 2011 .
(7)	These shares are held by Jewel Star of which Mr. Tay is the sole director and shareholder. Accordingly, Mr. Tay may be deemed to be the beneficial owner of these shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

We have not retained the services of any other independent auditors. Smythe Ratcliffe LLP performed the services listed below and the fees listed below were paid or accrued for the fiscal years ended March 31, 2011 and 2010:

Audit Fees

2011	2010
$10,000	None

Audit Related Fees

2011	2010
None	None

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

Tax Fees

2011	2010
None	None

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2011	2010
None	None

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

PART IV

ITEM 15.	EXHIBITS

Exhibit
Number	Description

Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1	Post Transaction Schematic of Corporate Structure(1)

Articles of Incorporation and By–laws

3.1	Certificate of Incorporation of WorldStar Energy, Corp.(2)

3.2	Bylaws of WorldStar Energy, Corp.(2)

Material Contracts

10.1	Share Purchase Agreement among WorldStar, Jewel Star Group Limited and National Base Investment Limited, dated February 12, 2007(1)

10.2	Form of Subscription Agreement for private placement pursuant to Regulation S(1)

10.3	Finder’s Fee Agreement for private placement pursuant to Regulation S(1)

10.4	Debt Settlement Agreement with Winslow Associates Management & Communications Inc.(1)

Consents of Experts and Counsel

23.1	Consent of Smythe Ratcliffe LLP(3)

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(3)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14 and Rule 15d– 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(3)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes– Oxley Act of 2002(3)

Notes
(1)	Incorporated by reference from our Current Report on Form 8K filed with the SEC on August 24, 2007.

(2)	Incorporated by reference from our Registration Statement on Form SB–2 filed with the SEC on September 3, 1999.

(3)	Filed herewith.

FINANCIAL STATEMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10–K

Index
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F–1
Consolidated Balance Sheets as of March 31, 2011 and 2010	F–2
Consolidated Statements of Operations for the Years Ended March 31, 2011 and 2010	F–3
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended March 31, 2011 and 2010	F–4
Consolidated Statements of Cash Flows for the Years Ended March 31, 2011 and 2010	F–5
Notes to the Consolidated Financial Statements for the Years Ended March 31, 2011 and 2010	F–6 – F–20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WorldStar Energy, Corp.

We have audited the accompanying consolidated balance sheets of WorldStar Energy, Corp. as of March 31, 2011 and 2010, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years ended March 31, 2011 and 2010, and the cumulative period from inception on November 28, 2006 through March 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of WorldStar Energy, Corp. as of March 31, 2011 and 2010 and the results of their operations and their cash flows for the years ended March 31, 2011 and 2010, and the cumulative period from inception on November 28, 2006 through March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company reported a net loss of $29,939 during the year ended March 31, 2011 and a net loss of $107,746 during the year ended March 31, 2010. In addition, as of March 31, 2011 and 2010, the Company reported a deficit in net working capital of $5,267,833 and $5,237,894, respectively. As discussed in note 1 to the consolidated financial statements, the Company’s significant historical operating losses, lack of liquidity, and inability to make the principal and interest payment to its debtors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in note 1. The consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As described in note 18, in September 2011, the Company sold its 100% interest in National Base Investment Limited and has currently acquired an exclusive sublicense for new technology in construction material.

“Smythe Ratcliffe LLP” (signed)

Chartered Accountants

Vancouver, British Columbia, Canada
September 30, 2011

WORLDSTAR ENERGY, CORP.
CONSOLIDATED BALANCE SHEETS

	At March 31,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$25,322	$8,872
Amount due from a director (note 14)	77,257	77,257

Total Current Assets	102,579	86,129

Total Assets	$102,579	$86,129

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$221,190	$219,529
Loans from directors (notes 9 and 14)	3,433,571	3,433,571
Amount due to related companies (notes 7 and 14)	1,011,716	1,012,738
Amount due to a director (notes 7 and 14)	624,133	624,133
Short-term loans (note 10)	79,802	34,052

Total Liabilities	5,370,412	5,324,023

Stockholders’ Equity (Deficiency):
Capital stock (57,761,834 common shares issued (note 11))	57,762	57,762
Additional paid-in capital	7,119,843	7,119,843
Share issue costs	(556,875)	(556,875)
Accumulated other comprehensive income	244	244
Deficit accumulated during the development stage	(11,888,807)	(11,858,868)

Total Stockholders’ Deficiency	(5,267,833)	(5,237,894)

Total Liabilities and Stockholders’ Equity	$102,579	$86,129

Nature of Operations and Going Concern (note 1)
Commitment and Contingencies (note 12)
Subsequent events (note 18)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Cumulative
	March 31,	March 31,	Total Since
	2011	2010	Inception

Operating expenses
Depreciation of property, plant and equipment	$–	$4,658	$1,332,712
Property exploration and maintenance	–	–	419,836
General and administrative expenses	29,939	594	1,204,796

Loss before other expenses	(29,939)	(5,252)	(2,957,344)

Other income (expenses):
Write-off of mineral exploration rights	–	–	(7,317,739)
Termination of Mongolian project (note 8)	–	(102,494)	(102,494)
Finance costs	–	–	(9,011)
Other income	–	–	5,403

Total other expenses	–	(102,494)	(7,423,841)

Loss before minority interests	(29,939)	(107,746)	(10,381,185)

Minority interest in net loss of subsidiaries	–	–	5

Net loss and comprehensive loss	$(29,939)	$(107,746)	$(10,381,180)

Loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	57,761,834	57,761,834

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the	Total
			Paid-in	Share	Comprehensive	Development	Stockholders’
	Capital Stock		Capital	Issue Costs	Income	Stage	Equity

	Shares	Amount

Inception at November 28, 2006 (legal subsidiary National Base Investment Limited (“NB”))	1	$1	$–	$–	$–	$–	$1

Loss for the period	–	–	–	–	–	(21,090)	$(21,090)

Balance at March 31, 2007	1	1	–	–	–	(21,090)	(21,089)

Capital stock of NB eliminated on reverse acquisition	(1)	(1)	–	–	–	1	–
Balance of legal parent WorldStar Energy, Corp. (“legal parent’) stockholders’ equity before reverse acquisition	630,134	630	821,433	–	5,209	(1,834,900)	(1,007,628)
Reversal of legal parent’s stockholders’ equity at reverse acquisition	–	(630)	(821,433)	–	(5,209)	827,272	–
Shares issued on acquisition of NB	30,000,000	–	–	–	–	–	–
Facilitation fee for reverse acquisition	2,000,000	2,000	498,000	–	–	(500,000)	–
Private placement	22,000,000	22,000	5,478,000	(6,875)	–	–	5,493,125
Shares issued for finders’ fee	2,200,000	2,200	547,800	(550,000)	–	–	–
Shares issued to settle debt	931,700	932	626,673	–	–	–	627,605
Adjustment due to difference in par value of shares of NB and legal parent	–	30,630	(30,630)	–	–	–	–
Foreign currency translation	–	–	–	–	244	–	244
Loss for the year	–	–	–	–	–	(10,217,305)	(10,217,305)

Balance at March 31, 2008	57,761,834	57,762	7,119,843	(556,875)	244	(11,746,022)	(5,125,048)
Loss for the year	–	–	–	–	–	(5,100)	(5,100)
Balance at March 31, 2009	57,761,834	$57,762	$7,119,843	$(556,875)	$244	$(11,751,122)	$(5,130,148)
Loss for the year	–	–	–	–	–	(107,746)	(107,746)
Balance at March 31, 2010	57,761,834	$57,762	$7,119,843	$(556,875)	$244	$(11,858,868)	$(5,237,894)
Loss for the year	–	–	–	–	–	(29,939)	(29,939)
Balance at March 31, 2011	57,761,834	$57,762	$7,119,843	$(556,875)	$244	$(11,888,807)	$(5,267,833)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Cumulative
	March 31,	March 31,	Total Since
	2011	2010	Inception
Cash Flows From Operating Activities:
Net loss	$(29,939)	$(107,746)	$(10,381,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	4,658	1,332,712
Termination of Mongolian project	–	102,494	102,494
Interest	–	–	812
Minority interest in net loss of subsidiaries	–	–	(5)
Write-off of mineral exploration rights	–	–	7,317,739
Termination of Mongolian project	–	–	102,494
Changes in operating assets and liabilities
Amount due from a minority stockholder	–	–	(110,976)
Prepaid expenses	–	–	(77,772)
Other payables and accrued expenses	1,661	–	(51,141)
Amount due to related companies	(1,022)	–	868,363
Amount due to a minority stockholder	–	–	624,790

Net Cash Flows Used in Operating Activities	(29,300)	(594)	(374,164)

Cash Flows From Investing Activities:
Purchase of equipment	–	–	(7,864)
Cash inflow on reverse take-over	–	–	24,346
Cash inflow from BGI and BGHK	–	–	424,120
Cash advance to BGHK before acquisition on
February 27, 2007	–	–	(3,714,286)

Net Cash Flows Used in Investing Activities	–	–	(3,273,684)

Cash Flows From Financing Activities:
Amount advanced from ultimate holding company	–	–	3,540,000
Amount advanced from related parties	–	–	15,873
Amount advanced from a former stockholder	–	–	74,286
Proceeds from short-term loans	45,750	–	172,850
Repayment of short-term loans	–	–	(127,100)
Proceeds from minority stockholders in subscribing subsidiaries’ allotted shares	–	–	5
Proceeds from issuance of shares	–	–	1

Net Cash Flows Provided by Financing Activities	45,750	–	3,675,915

Foreign Exchange Effect on Cash	–	–	(2,745)

Net Increase (Decrease) in Cash and Cash Equivalents	16,450	(594)	25,322

Cash and Cash Equivalents at Beginning of Year	8,872	9,466	–

Cash and Cash Equivalents at End of Year	$25,322	$8,872	$25,322

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011 AND 2010

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

Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses since inception (2011 - $29,939; 2010 - $107,746), is currently unable to self-finance its operations, has a working capital deficiency of $5,267,833 (2010 - $5,237,894), a deficit accumulated during the development stage of $11,888,807 (2010 - $11,858,868), limited resources, no source of operating cash flow, no assurance that sufficient funding will be available to conduct further operations, debts comprised of other payables and accrued expenses, loans from directors, related companies, and short-term loans totaling $5,370,412 currently due or considered delinquent, no assurance that the Company will not face additional legal actions from those creditors, and there is no assurance that the Company’s business plans will become commercially viable or profitable. Any one or a combination of these above conditions could result in failure of the business and require the Company to cease operations.

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011 AND 2010

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
YEARS ENDED MARCH 31, 2011 AND 2010

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of March 31, 2011 most of the cash and cash equivalents were denominated in US dollars and were placed with banks in Hong Kong and Canada.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and amounts due from related parties. As of March 31, 2011, substantially all of the Company and related companies’ cash and cash equivalents and related companies were held by major financial institutions located in Hong Kong and Canada which management believes are of high credit quality.

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011 AND 2010

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
YEARS ENDED MARCH 31, 2011 AND 2010

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
YEARS ENDED MARCH 31, 2011 AND 2010

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
YEARS ENDED MARCH 31, 2011 AND 2010

3.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recently Adopted Accounting Pronouncements (Cont’d)

In June 2008, the Financial Accounting Standards Board (“FASB”) issued SP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“SP-EITF 03-6-1”). SP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share”. SP EITF 03-6-1 is effective for financial statements issued for the Company’s fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted SP EITF 03-6-1 effective April 1, 2009 and considers SP EITF 03-6-1 had no material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued three Staff Positions (FSP’s) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP No. 115-2 and FSP No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (FSP 115-2 and FSP 124-2), establish a new model for measuring other-than-temporary impairments for debt securities, including criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, expand the fair value disclosures required for all financial instruments within the scope of SFAS, No. 107, “Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1) to interim periods. All of these FSP’s are effective for interim and annual periods ending after June 15, 2009, our quarter ended June 30, 2009. The adoption of these FSP’s will not have a material impact on our consolidated results of operations and financial condition. However, adoption of FSP 107-1 and APB 28-1 during the quarter ended June 30, 2009 resulted in increased disclosures in our consolidated financial statements.

In April 2009, the FASB issued Accounting Standards Codification (“ASC”) 825-10, “Financial Instruments” (formerly SFAS 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) (“ASC 825-10”). This statement amends SFAS 107, “Disclosures about Fair Values of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The statement also amends APB 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. This statement is effective for interim periods ending after June 15, 2009. The Company adopted ASC 825-10 during the quarter ending on June 30, 2009 and considers the adoption had no material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”) (“ASC 855-10”). This statement is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events”. Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements. Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company. Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009. The Company adopted ASC 855-10 during the quarter ending on June 30, 2009 and considers the adoption had no material impact on the Company’s consolidated financial statements.

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011 AND 2010

3.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recently Adopted Accounting Pronouncements (Cont’d)

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”). This update provides amendment to ASC 105-10 (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASU 2009-01 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change US GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASU 2009-01 during the quarter ending on September 30, 2009 and considers the adoption had no material impact on the Company’s consolidated financial statements.

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
YEARS ENDED MARCH 31, 2011 AND 2010

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

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011 AND 2010

4.	FINANCIAL INSTRUMENTS AND RISKS (Cont’d)

(b) Credit Risk (Cont’d)

With respect to the amount due from a director, the credit risk has been assessed as low by management as the Company has strong working relationship with the party involved.The Company’s concentration of credit risk and maximum exposure thereto is as follows:

	2011	2010

Cash	$25,291	$8,841
Short-term investments	31	31
Amount due from a director	77,257	77,257

	$102,579	$86,129

(c) Liquidity Risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company’s approach to managing liquidity risk is to provide reasonable assurance that it will have sufficient funds to meet liabilities when due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash and cash equivalents at March 31, 2011 totalled $25,322 (2009 - $8,872) which will not be sufficient to meet its obligations related to its accounts payable and accrued liabilities of $221,190 (2010 - $219,529) and a total of $5,149,222 (2010 - $5,104,494) for loans from directors, amounts due to ultimate holding company (pre-acquisition); related companies; a director; and a former stockholder, due to related companies and short-term loans.

All its non-derivative financial liabilities are made up of accounts payable and accrued liabilities which are due within the first fiscal quarter of 2012 and loans from directors; due to related companies; due to a director; and short-term loans are due on demand.

(d) Market Risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices. Market risk comprises three types of risk: interest rate risk, foreign currency risk and other risks.

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
YEARS ENDED MARCH 31, 2011 AND 2010

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

The Company’s cash and cash equivalents consist of cash held in bank accounts and short-term investments. Due to the short-term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows as of March 31, 2011.

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
YEARS ENDED MARCH 31, 2011 AND 2010

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

United States

The Company is subject to income tax at the rate of 35% on income earned in the United States. As of March 31, 2011, all of the Company’s operations were carried on outside the US and the Company had accumulated losses for income tax purposes of approximately $2,400,000, however, utilization of any such losses against future taxable income is limited under the Internal Revenue Code as a result of corporate reorganizations in 2002 and 2007 involving separate changes in control which substantially restrict tax loss utilization.

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011 AND 2010

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

Included in short-term loans is $34,052 (2010 - $34,052) from a third party that bears interest at 12% per annum and $45,750 (2010 - $ Nil) from BLMH Technologies Inc., a company related to the vendor of the new sublicense acquired by the company subsequent to the year end (note 18 (b)), that bears interest at 8% per annum. Both of these loans are unsecured and repayable on demand.

11.	CAPITAL STOCK

The authorized common stock of the Company consists of 100,000,000 shares (previously 25,000,000 shares) with a par value of $0.001, following the approval by stockholders of an amendment to the Company’s Articles of Incorporation effective April 1, 2005.

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011 AND 2010

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

No share issuances occurred during the year ended March 31, 2011.

12.	COMMITMENT AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of March 31, 2011.

13.	MINORITY INTERESTS

Minority interests result from the consolidation of 98% owned subsidiary of BGI and 50.96% owned subsidiaries of BGHK and BGL. As of March 31, 2011, BGI, BGHK and BGL recorded a net liability. As a result, the minority interests in the net loss of these subsidiaries is $Nil for the year ended March 31, 2011 due to the minority stockholders’ equity balance being $Nil at March 31, 2011. Such minority interests in the net losses of the subsidiaries have not been recorded, the minority interests in future profits will not be recognized until the aggregate of such profits equal the aggregate unrecognized losses.

14.	RELATED PARTY TRANSACTIONS

Apart from the transactions as disclosed in notes 7, 9 and 11 to the consolidated financial statements, during the years ended March 31, 2011 and 2010, the Company had no other material transactions with its related parties during the reporting periods. Amounts due to related parties are non-interest bearing and unsecured. These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

15.	SEGMENT INFORMATION

The Company operated in a single segment, being conducting mineral exploration on selected territory within Mongolia.

WORLDSTAR ENERGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011 AND 2010

16.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

			Cumulative
			Total Since
	2011	2010	Inception

Cash paid for:
Interest	$–	$–	$9,011
Income taxes	$–	$–	$–
Shares issued for debt settlement	$–	$–	$627,605

17.	RISK AND CAPITAL MANAGEMENT

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

The Company currently has no source of revenues; as such, the Company is dependent upon external financings or the sale of assets (or an interest therein) to fund activities. In order to carry future projects and pay for administrative costs, the Company will spend its existing working capital and raise additional funds as needed. Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable. There were no changes in the Company’s approach to capital management during the year ended March 31, 2011. The Company is not subject to externally imposed capital requirements.

18.	SUBSEQUENT EVENTS

a)

Effective September 8, 2011, the Company sold its 100% interest in NB to an arm’s length party in exchange for $10 and an indemnification in favor of the Company against all present and future obligations of NB. As a result of the sale, the Company will cease consolidating NB on that date, which will result in reductions of assets and liabilities. On a pro-forma basis (as if the sale of NB had occurred on March 31, 2011), the assets would be reduced by $ 82,079, the total liabilities would be reduced by $5,095,628 with a resultant gain of $5,013,549.

As at March 31, 2011, pro -forma continuing operations would consist of assets of $20,500 and liabilities of $274,783. Operations for the year ended March 31, 2011 would have amounted to a net loss of $29,939 and a loss per share of $0.00.

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
Date: September 30, 2011

By:	/s/ Michael Kinley
Michael Kinley
(Principal Financial Officer)
Chief Financial Officer
Date: September 30, 2011

By:	/s/ Supriadi
Supriadi
Director
Date: September 30, 2011