Form 10-Q
period 2011-06-30
WORLDSTAR ENERGY, CORP.
filed 2011-10-17
CIK 1093677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
57,761,834 shares of common stock as of October 3, 2011.

WORLDSTAR ENERGY, CORP.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
June 30, 2011

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural resources, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended March 31, 2011, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

The following unaudited consolidated interim financial statements of WorldStar Energy, Corp. (sometimes collectively referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management the interim consolidated financial statements for the three months ended June 30, 2011 and 2010 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading. These consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended March 31, 2011. All adjustments are of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended March 31, 2011.

WORLDSTAR ENERGY, CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND MARCH 31, 2011
(Unaudited)

	June 30,	March 31,
	2011	2011
ASSETS

Current Assets:
Cash and cash equivalents	$58,596	$25,322
Amount due from a director (note 14)	77,257	77,257

Total Current Assets	135,853	102,579

Total Assets	$135,853	$102,579

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$216,959	$221,190
Loans from directors (notes 9 and 14)	3,433,571	3,433,571
Amount due to related companies (notes 7 and 14)	1,016,716	1,011,716
Amount due to a director (notes 7 and 14)	624,133	624,133
Short-term loans (note 10)	130,845	79,802

Total Liabilities	5,422,224	5,370,412

Stockholders’ Equity (Deficiency):
Capital stock (note 11)	57,762	57,762
Additional paid-in capital	7,119,843	7,119,843
Share issue costs	(556,875)	(556,875)
Accumulated other comprehensive income	244	244
Deficit accumulated during the development stage	(11,907,345)	(11,888,807)

Total Stockholders’ Equity (Deficiency)	(5,286,371)	(5,267,833)

Total Liabilities and Stockholders’ Equity (Deficiency)	$135,853	$102,579

Nature of Operations and Going Concern (note 1)
Commitment and Contingencies (note 12)
Subsequent events (note 18)

The accompanying notes are an integral part of these interim consolidated financial statements.

WORLDSTAR ENERGY, CORP.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

			Cumulative
			Total Since
	2011	2010	Inception

Operating expenses
Depreciation of property, plant and equipment	$–	$–	$1,332,712
Property exploration and maintenance	–	–	419,836
General and administrative expenses	18,538	85	1,223,334

Loss before other expenses	(18,538)	(85)	(2,975,882)

Other income (expenses):
Write-off of mineral exploration rights	–	–	(7,317,739)
Termination of Mongolian project (note 8)	–	–	(102,494)
Finance costs	–	–	(9,011)
Other income	–	–	5,403

Total other expenses	–	–	(7,423,841)

Loss before minority interests	(18,538)	(85)	(10,399,723)

Minority interest in net loss of subsidiaries	–	–	5

Net loss and comprehensive loss	$(18,538)	$(85)	$(10,399,718)

Loss per basic and diluted share of common stock:

Weighted average number of basic and diluted common shares outstanding	57,761,834	57,761,834

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)

The accompanying notes are an integral part of these interim consolidated financial statements.

WORLDSTAR ENERGY, CORP.
INTERIM CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
JUNE 30, 2011
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the	Total
			Paid-in	Share	Comprehensive	Development	Stockholders’
	Capital Stock		Capital	Issue Costs	Income	Stage	Equity

	Shares	Amount

Inception at November 28, 2006 (legal subsidiary National Base Investment Limited (“NB”))	1	$1	$–	$-	$–	$-	$1

Loss for the period	–	–	–	–	–	(21,090)	$(21,090)

Balance at March 31, 2007	1	1	–	–	–	(21,090)	(21,089)

Capital stock of NB eliminated on reverse acquisition	(1)	(1)	–	–	–	1	–
Balance of legal parent
WorldStar Energy, Corp. (“legal parent’) stockholders’ equity before reverse acquisition	630,134	630	821,433	–	5,209	(1,834,900)	(1,007,628)
Reversal of legal parent’s stockholders’ equity at reverse acquisition	–	(630)	(821,433)	–	(5,209)	827,272	–
Shares issued on acquisition of NB	30,000,000	–	–	–	–	–	–
Facilitation fee for reverse acquisition	2,000,000	2,000	498,000	–	–	(500,000)	–
Private placement	22,000,000	22,000	5,478,000	(6,875)	–	–	5,493,125
Shares issued for finders’ fee	2,200,000	2,200	547,800	(550,000)	–	–	–
Shares issued to settle debt	931,700	932	626,673	–	–	–	627,605
Adjustment due to difference in par value of shares of NB and legal parent	–	30,630	(30,630)	–	–	–	–
Foreign currency translation	–	–	–	–	244	–	244
Loss for the year	–	–	–	–	–	(10,217,305)	(10,217,305)

Balance at March 31, 2008	57,761,834	57,762	7,119,843	(556,875)	244	(11,746,022)	(5,125,048)
Loss for the year	–	–	–	–	–	(5,100)	(5,100)
Balance at March 31, 2009	57,761,834	57,762	7,119,843	(556,875)	244	(11,751,122)	(5,130,148)
Loss for the year	–	–	–	–	–	(107,746)	(107,746)
Balance at March 31, 2010	57,761,834	57,762	7,119,843	(556,875)	244	(11,858,868)	(5,237,894)
Loss for the year	–	–	–	–	–	(29,939)	(29,939)
Balance at March 31, 2011	57,761,834	$57,762	$7,119,843	$(556,875)	$244	$(11,888,807)	$(5,267,833)
Loss for the period	–	–	–	–	–	(18,538)	(18,538)
Balance at June 30, 2011	57,761,834	$57,762	$7,119,843	$(556,875)	$244	$(11,907,345)	$(5,286,371)

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

			Cumulative
			Total Since
	2011	2010	Inception
Cash Flows From Operating Activities:
Net loss	$(18,538)	$(85)	$(10,399,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	–	1,332,712
Interest	–	–	812
Minority interest in net loss of subsidiaries	–	–	(5)
Write-off of mineral exploration rights	–	–	7,317,739
Termination of Mongolian project	–	–	102,494
Changes in operating assets and liabilities
Amount due from a minority stockholder	–	–	(110,976)
Prepaid expenses	–	–	(77,772)
Other payables and accrued expenses	(4,231)	–	(55,372)
Amount due to related companies	5,000	–	873,363
Amount due to a minority stockholder	–	–	624,790
Net Cash Flows Used in Operating Activities	(17,769)	(85)	(391,933)

Cash Flows From Investing Activities:
Purchase of equipment	–	–	(7,864)
Cash inflow on reverse take-over	–	–	24,346
Cash inflow from BGI and BGHK	–	–	424,120
Cash advance to BGHK before acquisition on February 27, 2007	–	–	(3,714,286)
Net Cash Flows Provided by (Used in) Investing Activities	–	–	(3,273,684)

Cash Flows From Financing Activities:
Amount advanced from ultimate holding company	–	–	3,540,000
Amount advanced from related parties	–	–	15,873
Amount advanced from minority shareholders	–	–	–
Amount advanced from a former stockholder	–	–	74,286
Proceeds from short-term loans	51,043	–	223,893
Repayment of short-term loans	–	–	(127,100)
Proceeds from minority stockholders in subscribing subsidiaries’ allotted shares	–	–	5
Proceeds from issuance of shares	–	–	1
Net Cash Flows Provided by (Used in) Financing Activities	51,043	–	3,726,958

Foreign Exchange Effect on Cash	–	–	(2,745)
Net Increase (Decrease) in Cash and Cash Equivalents	33,274	(85)	58,596
Cash and Cash Equivalents at Beginning of Period	25,322	8,872	–
Cash and Cash Equivalents at End of Period	$58,596	$7,787	$58,596

The accompanying notes are an integral part of these consolidated financial statements.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

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

These consolidated financial statements have been prepared on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses since inception (three months ended June 30, 2011 - $18,538; 2010 - $85), is currently unable to self-finance its operations, has a working capital deficiency of $5,286,371 (March 31, 2011 - $5,267,833), a deficit accumulated during the development stage of $11,907,345 (March 31, 2011 - $11,888,807), limited resources, no source of operating cash flow, no assurance that sufficient funding will be available to conduct further operations, debts comprised of accounts payable,

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

1.          NATURE OF OPERATIONS AND GOING CONCERN (Cont’d)

amounts due to related companies, a director and short-term loans totaling $5,422,224 currently due or considered delinquent, no assurance that the Company will not face additional legal actions from creditors regarding delinquent other payables and accrued expenses, loans from directors, amounts due to , related companies, and short-term loans, and there is no assurance that the Company’s business plans will become commercially viable or profitable. Any one or a combination of these above conditions could result in failure of the business and require the Company to cease operations The Company's ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to repay its current obligations, fund working capital and overhead requirements, fund the development of the Company’s mineral exploration rights and the Company’s ability to achieve profitable operations. Management plans to obtain financing through future common share private placements. The Company’s continued existence is dependent upon its ability to achieve its operating plan. There can be no assurance provided the Company will be able to raise sufficient debt or equity capital from the sources described above, on satisfactory terms. If management is unsuccessful in obtaining financing or in achieving long-term profitable operations, the Company will be required to cease operations.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

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

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of June 30, 2011 most of the cash and cash equivalents were denominated in US dollars and were placed with banks in Hong Kong and Canada.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and amounts due from related parties. As of June 30, 2011, substantially all of the Company and related companies’ cash and cash equivalents

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

3.          SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

were held by major financial institutions located in Hong Kong and Canada which management believes are of high credit quality.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

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
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

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
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

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
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

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

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855 to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The amendments in ASU 2010-09 remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The new guidance did not have an impact on the Company’s consolidated financial statements. In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (ASC Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 provides amendments to ASC Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company’s adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

4.          FINANCIAL INSTRUMENTS AND RISKS

The Company has classified its financial instruments as follows:

  Cash and cash equivalents – as held-for-trading
  Amount due from a director – as loans and receivables
  Accounts payable, loans from directors, amount due to related companies, amount due to a director, and short-term loans – as other financial liabilities

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

4.          FINANCIAL INSTRUMENTS AND RISKS (Cont’d)

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

The Company’s concentration of credit risk and maximum exposure thereto is as follows:

	June 30,	March 31,
	2011	2011

Cash	$58,565	$25,291
Short-term investments	31	31
Amount due from a director	77,257	77,257

	$135,853	$102,579

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company’s approach to managing liquidity risk is to provide reasonable assurance that it will have sufficient funds to meet liabilities when due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash and cash equivalents at June 30, 2011 totalled $58,596 (March 31, 2011 - $25,322) which will not be sufficient to meet its obligations related to its accounts payable and accrued liabilities of $216,959 (March 31, 2011 - $221,190) and a total of $5,205,265 (March 31, 2011 - $5,149,222) for loans from directors; related companies; a director; and a former stockholder, due to related companies and short -term loans.

All its non-derivative financial liabilities are made up of accounts payable and accrued liabilities which are due within the first fiscal quarter of 2013 and loans from directors, amounts due to

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

4.          FINANCIAL INSTRUMENTS AND RISKS (Cont’d)

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

The Company’s cash and cash equivalents consist of cash held in bank accounts and short-term investments. Due to the short-term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows as of June 30, 2011.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

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

The consolidated statements of operations and cash flows for the nine months ended December 31, 2007, onward are those of National Base to the date of the reverse takeover when operations were combined. The consolidated balance sheets at June 30 and March 31, 2011, statements of operations and cash flows for the nine and three months ended June 30, 2011 and 2010, include National Base’s operations and cash flows for the three months ended June 30, 2011 and the three months ended June 30, 2010 and the Company’s operations and cash flows for the three months ended June 30, 2011 and for the three months ended June 30, 2010. The number of common shares outstanding as at June 30, 2011 are those of the Company.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

5.          REVERSE TAKOVER AND RECAPITALIZATION (Cont’d)

The results of operations of the Company for the period from April 1, 2007 to August 14, 2007 are as follows:

Expenses
Management fees	$20,000
Professional fees	48,719
Transfer agent and filing fees	2,884
Foreign exchange	1,148
Office	131
Write-off of Indonesian project costs	159,000

Loss for the period	$231,882

6.          INCOME TAXES

United States

The Company is subject to income tax at the rate of 35% on income earned in the United States. As of June 30, 2011, all of the Company’s operations were carried on outside the US and the Company had accumulated losses for income tax purposes of approximately $2,400,000, however, utilization of any such losses against future taxable income is limited under the Internal Revenue Code as a result of corporate reorganizations in 2002 and 2007 involving separate changes in control which substantially restrict tax loss utilization.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

8.          TERMINATION OF MONGOLIAN PROJECT

During the year ended March 31, 2010, the Company wrote-off all its remaining assets in Mongolia, including $21,098 in property, plant and equipment and $81,396 in prepaid expenses, and terminated its operations in Mongolia.

9.          LOANS FROM DIRECTORS

These amounts are interest-free, unsecured and repayable on demand.

10.        SHORT-TERM LOANS

Included in short-term loans is $34,052 (March 31, 2011 - $34,052) from a third party that bears interest at 12% per annum and $96,793 (March 31, 2011 - $ 45,750) from BLMH Technologies Inc., a company related to the vendor of the new sublicense acquired by the company subsequent to the year end (note 18 (b)), that bears interest at 8% per annum. Both of these loans are unsecured and repayable on demand.

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

No share issuances occurred during the three-month period ended June 30, 2011.

12.        COMMMITMENT AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of June 30, 2011.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

13.        MINORITY INTERESTS

Minority interests result from the consolidation of 98% owned subsidiary of BGI and 50.96% owned subsidiaries of BGHK and BGL. As of June 30, 2011, BGI, BGHK and BGL recorded a net liability. As a result, the minority interests in the net loss of these subsidiaries is $Nil for the nine months ended June 30, 2011 due to the minority stockholders’ equity balance being $Nil at March 31, 2011. Such minority interests in the net losses of the subsidiaries have not been recorded, the minority interests in future profits will not be recognized until the aggregate of such profits equal the aggregate unrecognized losses.

14.        RELATED PARTY TRANSACTIONS

Apart from the transactions as disclosed in notes 7, 9 and 11 to the consolidated financial statements, during the three months ended June 30, 2011 and 2010, the Company had no other material transactions with its related parties during the reporting periods. Amounts due to related parties are non-interest bearing and unsecured. These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

15.        SEGMENT INFORMATION

The Company operated in a single segment, being conducting mineral exploration on selected territory within Mongolia. This business was terminated effective March 31, 2010 (note 8).

16.        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months	Three months	Cumulative
	ended June 30,	ended June 30,	Total Since
	2011	2010	Inception

Cash paid for:
Interest	$–	$–	$9,011
Income taxes	$–	$–	$–
Shares issued for debt settlement	$–	$–	$627,605

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

The Company currently has no source of revenues; as such, the Company is dependent upon external financings or the sale of assets (or an interest therein) to fund activities. In order to carry future projects and pay for administrative costs, the Company will spend its existing working capital and raise additional funds as needed. Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable. There were no changes in the Company’s approach to capital management during the period ended June 30, 2011.

WORLDSTAR ENERGY, CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

17.        RISK AND CAPITAL MANAGEMENT (Cont’d)

The Company is not subject to externally imposed capital requirements.

18.        SUBSEQUENT EVENTS

a)

Effective September 8, 2011, the Company sold its 100% interest in NB to an arm’s length party in exchange for $10 and an indemnification in favor of the Company against all present and future obligations of NB. As a result of the sale, the Company will cease consolidating NB on that date, which will result in reductions of assets and liabilities. On a pro-forma basis (as if the sale of NB had occurred on June 30, 2011), the assets would be reduced by $82,077, the total liabilities would be reduced by $5,095,628 with a resultant gain of $5,013,551.

As at June 30, 2011, pro-forma continuing operations would consist of assets of $53,776 and liabilities of $326,596. Operations for the period ended June 30, 2011 would have amounted to a net loss of $18,538 and a loss per share of $0.00.

b) Subsequent to the year end, the Company acquired an exclusive sublicense to use and apply, in Southeast Asia, including China, the patent-pending processes and solutions licensed by a private Canadian company (the “vendor’), for the manufacture of engineered construction products from palm oil tree waste material with zero ignition and zero flame spread properties. This sublicense is for a 10 year term, and is renewable for successive periods of 10 years each. The Company has agreed to pay a CAD$150,000 acquisition fee to the vendor, to be paid by the issuance of 10,000,000 fully paid shares of common stock in the capital of the Company and to pay a continuing royalty to the vendor. The Company must, in order to preserve the license rights, purchase from the vendor certain escalating minimum quantities of a certain solution during each year of the term of the sublicense agreement. The Company will operate this business through a newly formed subsidiary, Worldstar Energy (Hong Kong) Co. Ltd.

Item 2.           Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three month periods ended June 30, 2011 and 2010 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three month periods ended June 30, 2011 and 2010. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading “Risk Factors”.

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

Current Status

Due in large part to the economic recession that commenced in the United States in December 2007, and the general worldwide economic downturn that followed, we were unable to raise sufficient financing to commence our planned exploration activities on the properties covered by the Mongolian licenses. As a result, during the year ended March 31, 2009, our Company was forced to cease operations in Mongolia, and we were unable to maintain our interests in the Mineral Exploration License Certificates issued by the Minerals and Petroleum Authority of Mongolia. Accordingly, the exploration rights represented by the Mongolian licenses were forfeited, our Company wrote off the remaining book value of $7,317,739 as of March 31, 2008, and we once again became a “shell” company as defined in Rule 12b–2 of the Exchange Act. During the year ended March 31, 2010, we wrote off all the remaining assets in Mongolia that were not deemed to be recoverable.

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

Capital Costs

During the next 12 months we anticipate that we will not generate any revenue. We had cash of $58,596 and a working capital deficiency of $5,286,371 at June 30, 2011.

Results of Operations – Three months Ended June 30, 2011 and 2010

The following table sets forth our operating results for the three months ended June 30, 2011, as compared with our operating results for the three months ended June 30, 2010.

Consolidated Loss from Operations

	2011	2010

General and administrative expenses	(18,538)	(85)
Loss from operations	$(18,538)	$(85)

Depreciation of Property, Plant and Equipment

Our depreciation expense amounted to $Nil the three months ended June 30, 2011 and 2010. The Company wrote-off all its property, plant and equipment at March 31, 2010, resulting in $Nil in depreciation in the current year.

General and Administrative Expenses

Our general and administrative expenses increased to $18,538 during the three months ended June 30, 2011 as compared to $85 during the three months ended June 30, 2010 as the Company has commenced reactivation activities. The Company was basically inactive beginning April 1, 2008. During the three months ended June 30, 2011, the Company continued efforts in preparation of past-due filings.

Net Loss

The following table reflects our net loss for the three months ended June 30, 2011 and 2010, after taking into account the amounts recognized as other income or expenses of $Nil.

	2011	2010
Loss from operations	$(18,538)	$(85)
Net loss	$(18,538)	$(85)

We recorded a net loss of $18,538 for the three months ended June 30, 2011 as compared to a net loss of $85 for the three months ended June 30, 2010. The increase in net loss between these periods is primarily related to an increase in general and administrative expenses due to increase in legal and audit fees for past-due filings.

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

Cash and Working Capital

The following table sets forth our cash and cash equivalents and working capital as of June 30, 2011 and March 31, 2011:

	As of	As of
	December 31,	March 31,
	2010	2011

Cash and cash equivalents	$58,596	$25,322

Working capital surplus (deficiency)	$(5,286,371)	$(5,267,833)

Cash Flows from Operating Activities

Our cash flows from operating activities during the three months ended June 30, 2011 were $(17,769), after giving effect to the change in non-cash working capital items.

Our cash flows from operating activities during the three months ended June 30, 2010 were $(85).

Cash Flows from Investing Activities

Our cash flows from investing activities for the three and nine months ended June 30, 2011 and 2010 were $Nil.

Cash Flows from Financing Activities

Our cash flows from financing activities for the three months ended June 30, 2011 were $51,043 compared to $Nil for the three months ended June 30, 2010.

During the three months ended June 30, 2011, we received a second short term loan of $51,043 from BLMH Technologies Inc., a company related to the vendor of the new sublicense acquired by the company subsequent to the year ended March 31, 2011.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of June 30, 2011 most of the cash and cash equivalents were denominated in US dollars and were placed with banks in Hong Kong and Canada.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and amounts due from related parties. As of June 30, 2011, substantially all of the Company and related companies’ cash and cash equivalents and related companies were held by major financial institutions located in Hong Kong, and Canada which management believes are of high credit quality.

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

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (ASC Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 provides amendments to ASC Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company’s adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting, however, our filings have been delinquent during the period from June 30, 2011 to date as the Company did not have the financial resources to fund the costs involved in completing these filings. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2011.

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

We had net loss of $18,538 for the three months ended June 30, 2011, and a net loss of $85 for the three months ended June 30, 2010. As of June 30, 2011, we had a working capital deficiency of $5,286,371. This deficiency includes current liabilities of $5,422,224 representing payables and accrued expenses, loans from directors, amount due to related companies, and short-term loans. In addition, in order to preserve our rights under our sublicense agreement with Fire Block Technologies Inc., we are under obligations to pay a continuing royalty to Fire Block Technologies Inc., and to purchase certain escalating minimum quantities of ZeroignitionTM Solution from Fire Block Technologies Inc. during each year of the term of the sublicense agreement.

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

As of June 30, 2011, the outstanding principal and unpaid interest amount of our liabilities was $5,422,224. The widely reported domestic and global recession, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our financial condition, and if sustained or worsened, such adverse effects could continue or deteriorate. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. These conditions have made it difficult for us to obtain capital and financing and have limited our flexibility to plan for acquisitions of any business or assets that we may identify. If these conditions persist or deteriorate, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

We did not effect any unregistered sales of our equity securities during the period covered by this quarterly report on Form 10-Q.

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

Item 3.           Defaults Upon Senior Securities

None.

Item 4.          (Removed and Reserved)

Item 5.          Other Information

Not applicable.

Item 6.           Exhibits

Exhibit
Number	Description

Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1	Post Transaction Schematic of Corporate Structure(1)

Articles of Incorporation and By–laws

3.1	Certificate of Incorporation WorldStar Energy, Corp.(2)

3.2	Bylaws of WorldStar Energy, Corp.(2)

Material Contracts

10.1	Share Purchase Agreement among WorldStar, Jewel Star Group Limited and National Base Investment Limited, dated February 12, 2007(1)

10.2	Form of Subscription Agreement for private placement pursuant to Regulation S(1)

10.3	Finder’s Fee Agreement for private placement pursuant to Regulation S(1)

10.4	Debt Settlement Agreement with Winslow Associates Management & Communications Inc.(1)

10.5	License Agreement with Fireblock Technologies Inc. dated June 29, 2011; and signature page

10.6	Share purchase agreement with Ong Wan Bing for the Sale of the Shares of National Base Investment Limited, dated September 6, 2011

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(3)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(3)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

Notes

(1)	Incorporated by reference from our Current Report on Form 8K filed with the SEC on August 24, 2007.

(2)	Incorporated by reference from our Registration Statement on Form SB–2 filed with the SEC on September 3, 1999.

(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDSTAR ENERGY, CORP.

By:	/s/ “Rudi Azali”
Rudi Azali
(Principal Executive Officer)
Chief Executive Officer

Date:	October13, 2011

By:	/s/ “Michael Kinley”
Michael Kinley
(Principal Financial Officer and Principal Accounting Officer)
Chief Financial Officer

Date:	October13, 2011